Form 10-Q
period 2015-09-30
Parkview Capital Credit, Inc.
filed 2015-11-16
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Parkview Capital Credit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2441958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Post Oak Center, 1980 Post Oak Blvd, 15th Floor
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(713) 622-5000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

 None

Securities to be registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes       ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes       ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 2,500,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 16, 2015.

PARKVIEW CAPITAL CREDIT, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014

Assets
Investments at fair value (amortized cost $16,978 and $0, respectively)	$16,819	$-
Cash	7,015	-
Interest receivable	187	-
Receivable for investments sold and repaid	5	-
Prepaid expenses and other assets	121	-
Total assets	$24,147	$-
Liabilities and stockholders' equity (deficit)
Liabilities
Payable for investments purchased	$966	$-
Accounts payable and accrued expenses	26	67
Loan origination fees, net	74	-
Management fees payable	89	-
Total liabilities	1,155	67

Stockholders' equity (deficit)
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015; no shares authorized, issued and outstanding at December 31, 2014	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 2,350,010 shares issued and outstanding at September 30, 2015; 100,000 shares authorized, 10 shares issued and outstanding at December 31, 2014	24	-
Additional paid-in capital	23,476	-
Accumulated undistributed net realized gains on investments	-	-
Accumulated undistributed net investment loss	(349)	(67)
Net unrealized depreciation on investments	(159)	-
Total stockholders' equity	22,992	(67)
Total liabilities and stockholders' equity	$24,147	$-

Net asset value per share	$9.78	(a)

(a)	Net asset value per share was not calculated as of December 31, 2014 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015

Investment income
Net interest income	$304	$341
Total investment income	304	341
Operating expenses
Organizational expenses	-	63
Management fees	126	147
Professional fees	195	286
General and administrative expenses	105	127
Total operating expenses	426	623
Net investment loss	(122)	(282)

Realized and unrealized loss
Net realized gain (loss) on investments	-	-
Net change in unrealized depreciation on investments	(6)	(159)
Total net realized and unrealized loss on investments	(6)	(159)
Net decrease in net assets resulting from operations	$(128)	$(441)

Per share information - basic and diluted (a)
Weighted average - net decrease in net assets resulting from operations	$(0.06)	$(0.21)
Weighted average shares outstanding	2,190,227	2,110,073

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity in the comparable periods for the three and nine months ended September 30, 2014.

(a)	Per share information calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share amounts)

Nine Months Ended
September 30, 2015

Decrease from operations
Net investment loss	$(282)
Net realized gain (loss) on investments	-
Net change in unrealized depreciation on investments	(159)
Net decrease in net assets resulting from operations	(441)
Capital Share Transactions
Issuance of common stock	23,500
Net increase in net assets from capital share transactions	23,500

Total increase in net assets	23,059
Net assets at beginning of period	(67)
Net assets at end of period	$22,992

Net asset value per common share	$9.78
Common shares outstanding, end of period	2,350,010

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity in the comparable period for the nine months ended September 30, 2014.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

Nine Months Ended
September 30, 2015

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(441)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities
Purchases of investments	(17,021)
Paydowns of investments	41
Net unrealized depreciation on investments	159
Net amortization of premiums on investments	2
Increase in operating assets:
Interest receivable	(187)
Receivable for investments sold and repaid	(5)
Prepaid expenses and other assets	(121)
Increase in operating liabilities:
Payable for investments purchased	966
Accounts payable and accrued expenses	(41)
Loan origination fees, net	74
Management fees payable	89
Net cash used in operating activities	(16,485)

Cash flows from financing activities
Issuance of common stock	23,500
Net cash provided by financing activities	23,500

Total increase in cash	7,015
Cash at beginning of period	-
Cash at end of period	$7,015

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity in the comparable period for the nine months ended September 30, 2014.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

(in thousands, except share and per share amounts)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/27/2018	$3,513	$3,467	$3,390	14.7%
Rocket Software, Inc. (d)	Enterprise Management Software	L + 4.50%	5.75%	2/8/2018	954	960	953	4.1%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	968	970	963	4.2%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,496	1,513	1,494	6.5%
Total Senior Secured Loans - First Lien					6,931	6,910	6,800	29.5%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP	Heavy construction	L + 9.25%	10.25%	11/26/2018	3,000	3,013	2,989	13.0%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,055	2,030	8.8%
Action Resources	Transportation	L + 9.00%	10.00%	9/8/2020	5,000	5,000	5,000	21.7%
Total Senior Secured Loans - Second Lien					10,000	10,068	10,019	43.5%
Total Investments					$16,931	$16,978	16,819	73.0%
Other assets in excess of liabilities							6,173	27.0%
Net assets							$22,992	100.0%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2015, the Company does not "control" any of its portfolio companies nor is the Company an “affiliated person” of any of its portfolio companies.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies (See Note F).

(d)	Position or portion thereof unsettled as of September 30, 2015.

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity in the comparable period for the nine months ended September 30, 2014.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, nondiversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is an investment company that follows the specialized accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the nine months ended September 30, 2015 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid financial instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Organizational Expenses: Fees associated with the organization of the Company have been expensed as incurred. These fees consist primarily of legal fees.

Income Taxes: The Company intends to elect to be regulated as a BDC under the 1940 Act. No tax expense has been recorded due to losses incurred to date. There is no evidence to record a deferred tax asset on a more likely than not basis that future levels of taxable income would be sufficient to utilize such asset.

In connection with the Company’s election to be regulated as a BDC, the Company also intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be required to pay corporate level federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

During the three and nine months ended September 30, 2015, there were no tax expenses and no interest and penalties incurred.

Revenue Recognition: Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount. Loan origination fees, original issue discount and market discount are capitalized and amortized as interest income over the respective term of the loan.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2015, none of the Company’s investments contain PIK provisions.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized depreciation on investments in the condensed statements of operations.

Earnings per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the nine months ended September 30, 2015, the Company calculated basic and diluted per share information using shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.

Investments: Investment transactions are accounted for on a trade-date basis. The Company considers trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Investments in senior loans generate a fixed spread over floating base rates such as LIBOR or the U.S. Prime Rate. These floating base rates generally reset monthly, quarterly or semi-annually.

Valuation of Portfolio Securities: The Company will determine the net asset value per share of its common stock quarterly. The net asset value per share will equal the value of the Company’s total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. The Company’s investments will be valued at the end of each fiscal quarter.

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) will provide the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board may retain an independent valuation provider to assist it by performing certain limited third-party valuation services. In connection with the valuation determination, investment professionals from the Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investment portfolio may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments: The carrying amounts of certain of our financial instruments, including cash, receivables, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements: In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to reevaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. ASU 2015-03 is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company is currently evaluating the impact of adopting this guidance.

NOTE C – COMMON STOCK

On March 11, 2015, the Company filed Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation for the State of Maryland (the “Amended Charter”). The Amended Charter, among other things, increased the number of authorized shares of the Company’s common stock from 100,000 to 50,000,000.

On March 31, 2015, the Company accepted a subscription agreement from GrayCo Alternative Partners II, LP for a capital contribution of $25,000 for 2,500,000 shares at a price per share of $10.00. GrayCo Alternative Partners II, LP is a private fund managed by Gray & Company, a registered investment adviser founded by Laurence O. Gray, the Company’s former Chairman. On April 24, 2015, August 11, 2015 and October 5, 2015, the Company received $20,000, $3,500 and $1,500, respectively, from GrayCo Alternative Partners II, LP, for which it issued 2,000,000, 350,000 and 150,000 shares of common stock.

NOTE D – RELATED PARTY TRANSACTIONS

Advisory Agreement

On March 11, 2015, the Company entered into an Investment Advisory Agreement with the Advisor for management services. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer. Pursuant to the Investment Advisory Agreement, the Advisor will provide credit analysis, structuring capability and transactional experience. The fees associated with this agreement consist of a base management fee and incentive fees.

The base management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired  with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the base management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the base management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its base management fee calculation so that the base management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Base management fees for any partial month are appropriately prorated. For the three and nine months ended September 30, 2015, the Company incurred management fees of $126 and $147, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and nine months ended September 30, 2015, there were no incentive fees on income accrued.

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the nine months ended September 30, 2015, there were no incentive fees on capital gains accrued.

During the three and nine months ended September 30, 2015 the Company reimbursed the Advisor $32 and $59, respectively, and has accrued an additional $2 as of September 30, 2015, for amounts owed by the Company to third party providers of services and paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

Administration Agreement

On March 11, 2015, the Company entered into an Administration Agreement with Parkview Administrator, LLC (the “Administrator”), under which the Administrator will provide administrative services to the Company. These services will include providing office space, providing equipment and office services, maintaining financial records, preparing reports to the Company’s stockholders and reports filed with the SEC and managing the payment of the Company’s expenses and the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the Administration Agreement.

License Agreement

On March 11, 2015, the Company entered into a license agreement (the “License Agreement”) with the Advisor, pursuant to which the Company was granted a nonexclusive license to use the name “Parkview.” Under the License Agreement, the Company has a right to use the “Parkview” name and logo, as long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Parkview” name or logo.

Other Related Party Matters

On May 21, 2015, the SEC filed an Order Instituting Proceedings alleging violations of federal securities laws against the Company’s former Chairman, Mr. Gray, and Gray Financial Group, Inc., an entity controlled by Mr. Gray that manages GrayCo Alternative Partners II, LP, the Company’s sole unaffiliated stockholder. As a result of such order, Mr. Gray resigned from the Board and as Chairman of the Board on May 28, 2015. Additionally, Mr. Gray’s ownership in the Advisor, held through Gray & Company, was transferred back to the Advisor on May 28, 2015, leaving SKW Financial, LLC as the sole owner of the Advisor. His resignation was not the result of any matter related to the Company's operations, policies and/or practices. There is uncertainty about what impact this may have on the Company, if any; however, management of the Company does not believe Mr. Gray's resignation or the order will have a material effect on the Company’s liquidity, financial position or operations.

NOTE E – INVESTMENT PORTFOLIO

The table below shows the portfolio composition by industry classification at fair value at September 30, 2015:

	Fair Value	Percentage of Portfolio
Market Analytics	$3,390	20%
Enterprise Management Software	953	5%
Tobacco	2,993	18%
Heavy Construction	2,989	18%
Home Furnishings	1,494	9%
Transportation	5,000	30%
	$16,819	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of September 30, 2015:

	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$6,910	41%	$6,800	40%
Senior Secured Loans - Second Lien	10,068	59%	10,019	60%
Total	$16,978	100%	$16,819	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

NOTE F – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date.

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$6,800	$6,800
Senior Secured Loans - Second Lien	-	-	10,019	10,019
	$-	$-	$16,819	$16,819

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2015:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Total
Fair value beginning of period	$-	$-	$-
Purchases	6,948	10,073	17,021
Amortization of discount (premium)	3	(5)	(2)
Paydowns	(41)	-	(41)
Net change in unrealized depreciation	(110)	(49)	(159)
Fair value end of period	$6,800	$10,019	$16,819
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(110)	$(49)	$(159)

During the nine months ended September 30, 2015, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of September 30, 2015:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$6,800	Market quotes	Indicative Dealer Quotes	95.8% - 100.3%	98.2%
Senior Secured Loans - Second Lien	5,019	Market quotes	Indicative Dealer Quotes	99.0% - 102.0%	100.4%
Senior Secured Loans - Second Lien	5,000	Cost	Cost	100.00%	100.0%

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015:

Per share data
Net assest value begining of period (a)	$(0.03)
Results of operations (a)
Net investment loss	(0.11)
Net change in unrealized depreciation on investments	(0.07)
Net decrease in net assets resulting from operations	(0.18)
Capital share transactions
Issuance of common stock	10.00
Total increase in net assets	9.82
Net asset value at end of period	$9.78

Shares outstanding at end of period	2,350,010
Total return (b)	-1.88%

Ratio/Supplemental data (c)
Net assets at end of period	22,992
Ratio of operating expenses to average net assets (d)	5.44%
Ratio of net investment loss to average net assets (d)	2.46%
Portfolio turnover (e)	0.44%

(a)	Per share information calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.
(b)	The total return for the period ended September 30, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.
(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(d)	In computing ratios, the Company utilized its net assets as of April 24, 2015, the date on which it commenced principal operations, for its beginning of period assets.
(e)	Portfolio turnover was calculated from the commencement of principal operations, on April 24, 2015.

NOTE H – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forwardlooking statements that involve substantial risks and uncertainties. These forwardlooking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forwardlooking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forwardlooking statements including, without limitation:

●	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	a contraction of available credit could impair our lending and investment activities;
●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the costs associated with being a public entity;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
●	our ability to attract and retain highly talented professionals that can provide services to our Advisor and Administrator;
●	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a BDC;
●	the effect of legal, tax and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10 that we filed with the SEC on August 11, 2015 and in this report.

Although we believe that the assumptions on which these forwardlooking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forwardlooking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forwardlooking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forwardlooking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forwardlooking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forwardlooking statements will not be applicable to us when we elect to be regulated as a business development company under the Investment Company Act of 1940, since, at such time, we will be an investment company.

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We intend to file an election to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act, and treated as a regulated investment company, or RIC, for federal income tax purposes. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

All amounts presented are in thousands, except share and per share data.

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

We anticipate that all investment professionals and staff of our Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by our Advisor.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under our Administration Agreement;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	Independent Director fees and expenses;
●

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we will reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). All of these expenses will ultimately be borne by our stockholders.

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement was approved by our Board at an in-person meeting of the Board called, in part, for such purpose, on August 13, 2015. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to our Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $16,819 in 6 portfolio companies as of September 30, 2015. Our investment activity for the nine months ended September 30, 2015 is as follows (information presented herein is at amortized cost unless otherwise indicated):

Cost of investments purchased	$17,021
Paydowns of investments	(41)
Net amortization of premium on investments	(2)
Total investments as of September 30, 2015	$16,978

The following table summarizes the composition of our portfolio at amortized cost and fair value as of September 30, 2015:

	Amortized Cost (a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$6,910	40.7%	$6,800	40.4%
Senior Secured Loans - Second Lien	10,068	59.3%	10,019	59.6%
Total	$16,978	100.0%	$16,819	100.0%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2015, the investments in our portfolio were purchased at a weighted average price of 100.3% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of September 30, 2015, were 9.3% and 9.3%, respectively.

Results of Operations

We are a newly-formed entity that commenced our principal operations on April 24, 2015, commensurate with the raising of $20,000 through a sale of 2,000,000 shares of common stock. Prior to April 24, 2015, we solely incurred expenses associated with organizational activities. Since we commenced principal operations on April 24, 2015, we therefore have no prior periods with which to compare our operating results.

Three Months Ended September 30, 2015

Investment Income

For the three months ended September 30, 2015, investment income totaled $304, all of which was attributable to portfolio interest generated by the investments in our investment portfolio.

Operating Expenses

Total operating expenses were $426 for the three months ended September 30, 2015, and consisted of base management fees of $126, professional fees of $195, and other general and administrative fees of $105. We did not incur any incentive fees for the quarter. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to the management of the Company. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Loss

Our net investment loss totaled $122, which is equal to ($0.06) per share calculated using weighted average shares outstanding for the three months ended September 30, 2015.

Net Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2015, we had net unrealized depreciation of $6 on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $128, which is equal to ($0.06) per share calculated using weighted average shares outstanding for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015

Investment Income

For the nine months ended September 30, 2015, investment income totaled $341, all of which was attributable to portfolio interest generated by the investments in our investment portfolio.

Operating Expenses

Total operating expenses were $623 for the nine months ended September 30, 2015, and consisted of base management fees of $147, organizational expenses of $63, professional fees of $286, and other general and administrative fees of $127. We did not incur any incentive fees for the nine months ended September 30, 2015. Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to the management of the Company. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Loss

Our net investment loss totaled $282, which is equal to ($0.13) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.

Net Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended September 30, 2015, we had net unrealized depreciation of $159 on our portfolio investments.

Changes in Net Assets from Operations

For the nine months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $441, which is equal to ($0.21) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $7,015, which consisted of capital raised in the private offering. On October 5, 2015, we received $1,500 from GrayCo Alternative Partners II, LP, for which we issued 150,000 shares of common stock. This cash received on October 5, 2015, represented the final commitment related to the $25,000 subscription.

Prior to filing an election to be regulated as a BDC, we intend to raise additional capital through private offerings in order to acquire a portfolio of debt and equity investments consistent with our investment objective and the investment strategy set forth in this Registration Statement. We expect the private offering to continue after our BDC election is made. As we expand our operations, we intend to generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we will invest our cash in cash equivalents, U.S. government securities, repurchase agreements and highquality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests. We are currently negotiating the terms of a $20.0 million revolving credit facility with JMP Securities LLC as lead arranger and placement agent, which we expect to be in place in the fourth quarter of 2015.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

We may have loans in our portfolio that contain paymentinkind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2015, none of our investments contained PIK provisions.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized depreciation on investments in the condensed statements of operations.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly. The net asset value per share equals the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our investments are valued at the end of each fiscal quarter.

Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple brokerdealers or market makers. In order to assist our Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, the Advisor will provide the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board may retain an independent valuation provider to assist it by performing certain limited thirdparty valuation services. In connection with the valuation determination, investment professionals from the Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

Under current accounting guidance, fair value is defined as the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Current accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in nonactive markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The nonbinding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investment portfolio may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services and with the Administrator to provide us with administrative services.

Off-Balance Sheet Arrangements

We currently have no offbalance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, our portfolio consists of investments paying variable rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently all of our investments pay variable rates of interest. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and our chief financial officer who serves as our principal financial officer.  Based upon that evaluation, our president and chief financial officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10 that we filed with the SEC on August 11, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 29, 2014, we issued and sold 10 shares of our common stock at an aggregate purchase price of $100.00 to Parkview Advisors, LLC. These shares were issued and sold in reliance upon the available exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2015, the Company accepted a subscription agreement from GrayCo Alternative Partners II, LP for a capital contribution of $25,000. Of the $25,000 subscription, $20,000 was received on April 24, 2015, $3,500 was received on August 11, 2015, and the remaining $1,500 was received on October 5, 2015. On April 24, 2015, a total of 2,000,000 shares of common stock were issued in exchange for the $20,000 contribution, an additional 350,000 shares of common stock were issued on August 11, 2015 in exchange for the $3,500 contribution and an additional 150,000 shares of common stock were issued on October 5, 2015 in exchange for the $1,500 contribution. The sales of shares were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Such sales did not involve any public offering, were made without general solicitation or advertising and the purchaser was provided access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

(a) Exhibits

3.1	Form of Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on August 11, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed on March 31, 2015)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.3	License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on March 31, 2015)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parkview Capital Credit, Inc.

Date: November 16, 2015	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)