Form 10-K
period 2015-12-31
Parkview Capital Credit, Inc.
filed 2016-03-29
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2015, there were approximately 2,000,010 shares of common stock of Parkview Capital Credit, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $20,000,000, assuming a market value of $10.00 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,800,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on March 28, 2016.

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as a non-diversified, closed-end management investment company that filed an election on February 12, 2016 to be regulated as a BDC under the Investment Company Act of 1940, as amended, which we refer to as the 1940 Act. In addition, we intend to elect for U.S. federal income tax purposes to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We did not qualify as a RIC in 2015 and 2014 and were taxed as a C Corporation (“C-Corp”) for 2014 and will be taxed as a C-Corp for 2015. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as companies having annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, of less than $25 million, and/or annual revenues of between $20 million and $200 million, although we may opportunistically make investments in larger or smaller companies. We expect that our investments will typically range in size from $3 million to $10 million, although investment amounts may be smaller or larger than this range. In particular, we may make smaller investments in broadly syndicated loans in the early stages of our development as we raise capital.

We raise capital through a private offering of our shares of common stock in order to acquire a portfolio of debt and equity investments consistent with our investment objective and our investment strategy. Parkview Advisors, LLC, a Delaware limited liability company, which we refer to as our Advisor, serves as our investment adviser pursuant to an investment advisory agreement, or the Advisory Agreement. Under the Advisory Agreement our Advisor provides significant credit analysis, structuring capability and transactional experience for us.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in lower middle-market companies in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments. The companies in which we invest will typically be highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, we believe that they would likely receive a below-investment grade rating, which is often referred to as “high-yield” or “junk.” While our primary investment focus is to make loans to, and selected equity investments in, lower middle-market companies, we may also make opportunistic investments in larger or smaller companies. We can offer no assurances that we will achieve our investment objective.

We will seek to maximize the total return to our stockholders by:

●	accessing the extensive origination channels that have been developed and established by the investment professionals of our Advisor, which includes long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
●	investing in what we believe to be companies with strong business fundamentals, generally within our lower middle-market company focus;
●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;
●	directly originating loans to portfolio companies and participating in broadly syndicated financings;
●	applying a disciplined investment process and underwriting standards that our Advisor’s investment professionals have developed over their extensive investing careers; and
●	capitalizing upon the experience and resources of our Advisor’s investment professionals to monitor investments.

Because we have elected to be regulated as a BDC and we intend to qualify as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.”

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

Our investments may also include non-cash income features, including payment in kind interest or dividends (“PIK”) or original issue discount (“OID”).

Our Portfolio

As of March 28, 2016, our investment portfolio principal totaled $25,734,000 and consisted of $12,401,000, or 48.2%, in first lien senior secured debt, $11,463,000, or 44.5%, in second lien senior secured debt and $1,870,000, or 7.3%, in equity investments.

The following is our investment portfolio as of March 28, 2016:

Portfolio Company	Industry	Security Type	Principal
Action Resources	Transportation	Second lien senior secured term loan	$4,963,000
Generation Brands	Home Furnishings	First lien senior secured term loan	1,492,000
InfoGroup, Inc.	Market Analytics	First lien senior secured term loan	3,504,000
Langham Creek LLC	Real Estate	Preferred and common units	1,870,000
Maxim Crane Works, LP	Heavy Construction	Second lien senior secured term loan	4,500,000
North Atlantic Trading Company, Inc.	Tobacco	First and second lien senior secured term loan	2,903,000
Offisol	Staffing	First lien senior secured term loan and warrants	3,502,000
WBL SPE I, LLC	Financial Services	First lien senior secured term loan	3,000,000
			$25,734,000

Our Advisor

Parkview Advisors, LLC (our “Advisor”), a Delaware limited liability company, acts as our investment adviser. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor is owned by SKW Financial, LLC, an entity controlled by Keith W. Smith, our President and Chief Executive Officer. As a result, Mr. Smith is the indirect owner of our Advisor and controls its operations. Our Advisor sources and manages our portfolio through a team of investment professionals, led by Mr. Smith. Mr. Smith has substantial experience in credit origination having previously served as Managing Director with Capital Point Partners where he invested and/or realized more than $150 million in direct lending in first lien, second lien and mezzanine investments as well as complementary minority equity investments. Prior to Capital Point, Mr. Smith worked for Rabobank International (“RI”), as a Vice President and Portfolio Manager, where he was involved in direct lending and structured credit bank assets of more than $2 billion for one of RI’s special investment vehicles.

Our Advisor has its headquarters at Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston Texas 77056.

The Board of Directors

Our board of directors (the “Board”) has ultimate authority as to our investments, but it has delegated authority to our Advisor to select and monitor our investments, subject to the supervision of the Board. Pursuant to our amended and restated articles of incorporation (the “Charter”), the Board currently consists of five members, a majority of whom are not “interested persons” of the Company, of our Advisor or of any of their respective affiliates, as defined in the 1940 Act (the “Independent Directors”). In connection with the appointment of our independent directors, we amended our Charter to divide our board of directors into three classes. At each annual meeting, directors will be elected for staggered terms of three years (other than the initial terms, which extend for a period of one year, two years or three years, respective to each class of director), with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Any director may resign at any time and our Charter provides that a director may be removed only for cause, as defined in our Charter, and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast in the election of directors.

Advisory Agreement

On March 11, 2015, we entered into the Advisory Agreement with our Advisor under which our Advisor:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);
●	determines the assets we originate, purchase, retain or sell;
●	closes, monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and
●	provides us such other investment advice, research and related services as we may, from time to time, require.

Our Advisor’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar or other services to others so long as its services to us are not impaired.

Under the terms of the Advisory Agreement, we pay our Advisor a base management fee (the “Management Fee”) and may also pay to it incentive fees (each, an “Incentive Fee”).

The Management Fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the Management Fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when we incur debt or use leverage. For each of the first two months of operations, the Management Fee was calculated based on the value of our gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following our first two months of operations, the Investment Advisory Agreement provides that the Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed months. We have clarified our Management Fee calculation so that the Management Fee is calculated by averaging the value of our gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management Fees for any partial month are appropriately prorated.

The Incentive Fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the Incentive Fee is outlined below.

The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses reimbursed to our Administrator or Advisor under the Administration Agreement or Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from issuances of our common stock (including our distribution reinvestment plan, if established) reduced for distributions to investors that represent a return of capital. The calculation of the incentive fee on income for each quarter is as follows:

●	No incentive fee on income is payable to our Advisor in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7.0% annualized) (the “hurdle rate”).
●	100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) is payable to our Advisor. We refer to this portion of our pre-incentive fee net investment income as the “catch-up.” The “catch-up” provision is intended to provide our Advisor with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.1875% in any calendar quarter.
●	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) will be payable to our Advisor once the hurdle rate is reached and the catch-up is achieved (20.0% of all pre-incentive fee net investment income thereafter is allocated to our Advisor).

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Prior to our election to be regulated as a BDC, the Advisory Agreement was re-approved by our Board, including by a majority of the directors who are not interested persons of the Company, our Advisor, or any of their respective affiliates, at an in-person meeting of the Board called for that purpose. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other.

Our Advisor will not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement, and will not be responsible for any action of our Board in declining to follow the advice or recommendations of our Advisor. Under the terms of the Advisory Agreement, and absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Advisor (and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with our Advisor) shall not be liable to us for any action taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Advisory Agreement, or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was a member, manager, officer, employee, agent, controlling person of our Advisor or any other person or entity affiliated with our Advisor, on the same general terms set forth in Article VII of our Charter.

Administration Agreement

On March 11, 2015, we entered into an Administration Agreement with Parkview Administrator, LLC, or the Administrator, which we refer to as the “Administration Agreement,” under which the Administrator will provide administrative services to us. These services may include providing office space to us, providing us with equipment and office services, maintaining our financial records, preparing reports to our stockholders and reports filed with the SEC and managing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the Administration Agreement. We will also reimburse the Administrator for the allocable portion of the compensation paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). See “—Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred and paid by the Administrator on our behalf.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board and (ii) the vote of a majority of our Independent Directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

License Agreement

On March 11, 2015, we entered into a license agreement (the “License Agreement”) with our Advisor, pursuant to which we have been granted a non-exclusive license to use the name “Parkview.” Under the License Agreement, we have a right to use the “Parkview” name and logo, for so long as our Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Parkview” name or logo.

Market Opportunity

We believe that the limited amount of capital available to lower middle-market companies, coupled with the desire of these companies for flexible and partnership-oriented sources of capital, creates an attractive investment environment for us. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to our stockholders. However, there can be no assurances that we will be able to successfully implement our business strategy and, as a result, meet our investment objective.

The Lower Middle-market Represents a Large, Underserved Market. We believe that lower middle-market companies, most of which are privately held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that companies of this size generally are less leveraged relative to their enterprise value, as compared to larger companies with a greater range of financing options.

Recent Credit Market Dislocation for Lower Middle-market Companies has Created an Opportunity for Attractive Risk-Adjusted Returns. Beginning with the credit crisis that began in 2007, we believe that the subsequent exit of traditional capital providers from lower middle-market lending has created a less competitive market and an increased opportunity for alternative funding sources like us to generate attractive risk-adjusted returns. The remaining lenders and investors in the current environment require lower levels of senior and total leverage, increased equity commitments and more comprehensive covenant packages than were customary prior to the credit crisis. We believe that our ability to offer flexible financing solutions positions us to take advantage of this dislocation.

Regulatory Changes Have Decreased Competition among Lower Middle-market Lenders. In addition to the recent credit market dislocation, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under the Basel III Accords have caused banking institutions to curtail their lending to lower middle-market companies. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity for us throughout the investment process.

Large Pools of Uninvested Private Equity Capital should Drive Future Transaction Velocity. According to industry sources, as of December 31, 2013, there was approximately $103.7 billion of uninvested capital raised by private equity funds with under $500 million of assets under management that began making investments during the years 2008 to 2013. As a result, we expect that private equity firms will remain active investors in lower middle-market companies. Private equity funds generally seek to leverage their investments by combining their equity capital with senior secured loans and/or mezzanine debt, or subordinated debt that is not secured by collateral, provided by other sources. We believe that our investment strategy positions us well to partner with such private equity investors, although there can be no assurance that we will be successful in this regard. Although our interests may not always be aligned with the private equity sponsors of our portfolio companies given their positions as the equity holders and our position as the debt holder in our portfolio companies, we believe that private equity sponsors will provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

Specialized Lending Requirements. Lending to small and lower middle-market companies requires in depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to small and lower middle-market companies. For example, based on the experience of our Advisor’s investment professionals, lending to small and lower middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through our Advisor, we have the experience and expertise to meet these specialized lending requirements.

Competitive Advantages

Experienced Management Team. The investment professionals of our Advisor have prior experience in investment and management positions at investment banks, commercial banks and privately held companies and the investment professionals of our Advisor have invested and/or managed portfolios with debt and equity securities of primarily lower middle-market companies. We believe this experience provides our Advisor with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this positions our Advisor to effectively identify, assess, structure and monitor our investments.

Strong Transaction Sourcing Network. Our President and Chief Executive Officer, Keith W. Smith, has an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries, law firms, accountants and management teams of privately owned businesses. We believe that these relationships will generate a steady stream of new investment opportunities and proprietary deal flow.

Flexible Financing Solutions. We offer a variety of financing structures to meet the custom needs of our portfolio companies, including among investment types and investment terms. Our investments in our portfolio companies may take the form of first and second lien senior secured debt, unsecured mezzanine debt, convertible debt or subordinated debt, coupled with an equity or equity-like component to increase the total investment return profile. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to lower middle-market companies and enables our Advisor to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure.

Rigorous Underwriting process and Active Portfolio Management. Our Advisor has implemented a rigorous underwriting process that it follows in each transaction. This process includes an extensive review and credit analysis of portfolio companies, historical and projected financial performance, as well as an assessment of the portfolio company’s business model and forecasts that are designed to assess investment prospects via a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness. In addition, we structure our debt investments with protective financial covenants, designed to proactively address changes in a portfolio company’s financial performance. Covenants are negotiated before an investment is completed and are based on the projected financial performance of the portfolio company. These processes are designed to, among other things, provide us with an assessment of the ability of the portfolio company to repay its debt at maturity. After investing in a portfolio company, we monitor the investment closely, receiving financial statements on at least a quarterly basis as well as annual audited financial statements. We analyze and discuss in detail the portfolio company’s financial performance with management in addition to attending regular board meetings. We believe that our initial and ongoing portfolio review process will allow us to identify and maintain superior risk adjusted return opportunities in our target portfolio companies.

Minimize Portfolio Concentration. While we intend to focus our investments in lower middle-market companies, we will seek to diversify our portfolio across various industries, geographic sectors and financial sponsors. We will actively monitor our investment portfolio to ensure we are not overly concentrated across industries, geographic sectors or private equity or other sponsors. By monitoring our investment portfolio in this manner we will seek to reduce the effects of economic downturns associated with any particular industry sector or geographic region.

Investment Guidelines for Evaluating Investment Opportunities

We use the following guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these guidelines will be met in connection with each of our investments.

Experienced Management Teams With Meaningful Equity Ownership. We target portfolio companies that have management teams with significant experience and/or relevant industry experience coupled with meaningful equity ownership. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities. We also seek to invest in companies that we believe exhibit a sustainable competitive advantage vis-a-vis their competitors, which may help to protect their market position and profitability.

Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to our investments. We will seek to invest in portfolio companies that we believe have sufficient value beyond the layer of the capital structure in which we invest.

Visible Exit Strategy. We intend to invest in companies that we believe will provide a steady stream of cash flow to repay our loans while reinvesting in their respective businesses. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We seek to execute each investment with a visible and articulated exit strategy determined by a variety of factors, including the company’s financial position, anticipated growth dynamics and the prevailing mergers and acquisitions environment.

Monitoring

Portfolio Monitoring

The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the portfolio company’s operating performance and prospects. The Advisor may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015:

Investment Rating	Fair Value	Percentage of Portfolio
1	$-	-
2	25,500,000	100%
3	-	-
4	-	-
5	-	-
Total	$25,500,000	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Investment Committee

Each investment opportunity requires the unanimous approval of our Advisor’s Investment Committee, which is currently comprised of Keith W. Smith, our President and Chief Executive Officer, and Gavin E. Stewart, a Director of our Advisor. Our Advisor intends to hire additional employees as our operations expand and may add personnel to its Investment Committee.

Competition

Our primary competitors to provide financing to lower middle-market companies include public and private funds, including other BDCs, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As the economic recovery continues, we expect that we may face enhanced competition in the future. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code will impose on us as a RIC.

Fees and Expenses

We anticipate that all investment professionals and staff of our Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by our Advisor.

We, either directly or through reimbursement to our Advisor, will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under our Administration Agreement;
●	debt service and other costs of borrowings or other financing arrangements;

●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	Independent Director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we will reimburse the Administrator for the allocable portion of the compensation paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). All of these expenses will ultimately be borne by our stockholders.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of our Advisor, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Except for Mr. Jacobson, our Chief Financial Officer and Treasurer, and Ms. Hart, our Chief Compliance Officer, both of whom have been contracted by our Advisor to provide services on our behalf, each of our executive officers is employed by our Advisor or its affiliates. Our day-to-day investment operations will be managed by our Advisor. The services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by our Advisor or its affiliates.

Regulation as a Public Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are also required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $100.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We may invest up to 100% of our assets in securities acquired directly from, or loans originated directly to, issuers in privately-negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio will be subject to diversification requirements by virtue of our anticipated status as a RIC for U.S. tax purposes; the related requirements are set forth below.

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
●	is organized under the laws of, and has its principal place of business in, the United States;
●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
●	satisfies either of the following:
●	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or
●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
●	Securities of any eligible portfolio company that we control.
●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets must be at least twice the amount of the debt (i.e., 50% leverage). However, we intend to use less than this amount of allowed leverage.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “—Regulation as a Public Business Development Company—Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Ongoing Relationships with Portfolio Companies; Valuation

Our Advisor monitors our portfolio companies on an ongoing basis. Our Advisor monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

Our Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include, but are not limited to, the following:

●	Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
●	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
●	Comparisons to other companies in the industry;
●	Attendance at and participation in board meetings; and
●	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors – Risks Relating to our Positions and Structure – We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

We and our Advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes joint procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally does not permit investments by any future employees we may have or employees of our Advisor in securities that may be purchased or held by us. The code of ethics has been filed as an exhibit to this annual report on Form 10-K. You may also review our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer would have to certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports would have to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management will in the future be required to prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC), depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act will require us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of our Advisor are set forth below. The guidelines will be reviewed periodically by our Advisor and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for our Advisor’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Advisor will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether our Advisor or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is our Advisor’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, our Advisor reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s) employed by our Advisor, the costs associated with voting such proxy outweigh the benefits to our stockholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant stockholder(s).

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and our investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents, (ii) as required by law or in connection with regulatory or law enforcement inquiries, or (iii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or Company transactions.

Any party that receives nonpublic personal information relating to investors from us is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents, access to such information is restricted to those who need such access in order to provide services to us and our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

We are a reporting company under the 1934 Act and are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

We maintain a website at www.parkviewcapitalcredit.com through which we make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge. You may also obtain such information by contacting us, in writing at: Parkview Capital Credit, Inc., Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056, or by telephone at (713) 622-5000. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in our stock. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, tax-exempt entities and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold our stock as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a holder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a holder who is not a U.S. Holder. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own stock through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of such stock.

Tax matters are complicated and prospective investors in our stock are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Company, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes.

We were incorporated under the laws of the State of Maryland on November 25, 2014.

Regulated Investment Company Classification.

As a BDC, we intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

●	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;
●	derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” and
●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits. We did not qualify as a RIC in 2015 and 2014 and were taxed as a C-Corp for 2014 and will be taxed as a C-Corp for 2015.

In the event we invest in non-U.S.securities, we may be subject to withholding and other non-U.S taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the non-U.S.taxes paid by the Company.

Taxation of U.S. Holders.

Distributions by us generally will be taxable to U.S. Holders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. Holders to the extent of our current or accumulated earnings and profits. Distributions of our net capital gains (that is, the excess of our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Holder as long-term capital gains, regardless of the U.S. Holder’s holding period for its stock. Distributions of investment company taxable income that are reported by us as being derived from “qualified dividend income” will be taxed in the hands of non-corporate U.S. Holders at the rates applicable to long-term capital gain, provided that holding period and other requirements are met by both the U.S. Holders and us. Dividends distributed by us will generally not be attributable to qualified dividend income. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Holder. For a summary of the tax rates applicable to capital gains, including capital gain dividends, see the discussion below.

Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, and to designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain.

The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s cost basis for its stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid will exceed the tax they owe on the capital gain dividend. Such excess generally may be claimed as a credit or refund against the U.S. Holder’s other U.S. federal income tax obligations. A U.S. Holder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to stockholders prior to the expiration of 60 days after the close of the relevant tax year.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, a U.S. Holder generally will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared in October, November, or December of any calendar year, payable to Holders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the U.S. Holders on December 31 of the year in which the dividend was declared.

You may recognize taxable gain or loss if you sell or exchange your stock (including a redemption of such stock or upon a liquidation of the Company). The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your stock and the amount of the proceeds you receive in exchange for such stock. Any gain or loss arising from the sale or exchange of the stock (or, in the case of distributions in excess of the sum of your current and accumulated earnings and profits and your tax basis in the stock, treated as arising from the sale or exchange of your stock) generally will be a capital gain or loss if the stock are held as a capital asset. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your stock for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of stock held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such stock.

In general, individual U.S. Holders currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain, i.e., the excess of net long-term capital gain over net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in the stock in the future. In addition, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly or $125,000 in the case of married individuals filing separately) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. Holders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Dividends distributed by us to corporate U.S. Holders generally will not be eligible for the dividends-received deduction. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We (or the applicable withholding agent) will send to each of the U.S. Holders, as promptly as possible after the end of each calendar year, a report detailing the amounts includible in such U.S. Holder’s taxable income for such year as ordinary income, long-term capital gain and “qualified dividend income,” if any. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local, and non-U.S taxes depending on a U.S. Holder’s particular situation.

Limitation on Deduction for Certain Expenses.

If our stock is not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the holder had incurred them directly. We do not expect our stock to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-shareholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected holders will be required to take into account as income an amount equal to their allocable share of such expenses and to take into account their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Holders.

A U.S. Holder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Holder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law.

Therefore, a tax-exempt U.S. Holder should not be subject to U.S. taxation solely as a result of the holder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Holder. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Taxation of Non-U.S. Holders.

Whether an investment in the Company is appropriate for a Non-U.S. Holder will depend upon that person’s particular circumstances. Non-U.S. Holders should consult their tax advisers before investing in the Company. Distributions of our “investment company taxable income” to Non-U.S. Holders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Non-U.S. Holders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. Holder), we will not be required to withhold U.S. federal tax if the Non-U.S. Holder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. Holder that is a non-U.S.partnership or a non-U.S.trust, and such entities are urged to consult their own tax advisers.

If a Non-U.S. Holder provides proper documentation to us, we will not impose U.S.-source withholding taxes on our dividends paid to such Non-U.S. Holder to the extent the dividends are reported as “Interest-related dividends” or “short-term capital gain dividends.” interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that are not subject to U.S. withholding tax at the source if they are received directly by a non-U.S.person, and that satisfy certain other requirements. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a Non-U.S. Holder, and gains realized by a Non-U.S. Holder upon the sale or redemption of its stock (including a redemption of such stock or upon a liquidation of the Company), will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States) or, in the case of an individual, the Non-U.S. Holder was present in the United States for 183 days or more during the taxable year and certain other conditions are met. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Holder will be entitled to a U.S. federal income tax credit or tax refund equal to the allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Holder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Holder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of our stock, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), such amounts will be subject to U.S. income tax, on a net-income basis, in the same manner, and at the graduated rates applicable to, a U.S. Holder. For a corporate Non-U.S. Holder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of its stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Under legislation commonly referred to as the “Foreign Account Tax Compliance Act,” a 30% withholding tax is imposed on payments of certain types of income to non-U.S.financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by non-U.S. entities that have U.S. persons as substantial owners). The types of income subject to the tax include U.S. source interest and dividends paid after June 30, 2014 and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends paid after December 31, 2016. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, a 30% withholding is also imposed on payments to non-U.S entities that are not financial institutions unless the non-U.S.entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. When these provisions become effective, depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their stock, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their stock and proceeds from the sale of their stock. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S.tax consequences of an investment in the Company.

Backup Withholding and Information Reporting.

Backup withholding may apply to distributions on our stock with respect to certain non-exempt U.S. Holders. Such a U.S. Holder generally will be subject to backup withholding unless the U.S. Holder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability, provided the proper information is provided to the IRS.

U.S. information reporting requirements and backup withholding tax will not apply to dividends paid on our stock to a Non-U.S. Holder, provided the Non-U.S. Holder provides a Form W-8BEN or Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is a non-U.S. person) or otherwise establishes an exemption. Information reporting and backup withholding also generally will not apply to a payment of the proceeds of a sale of our stock affected outside the United States by a non-U.S.office of a non-U.S.broker. However, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of our stock effected outside the United States by a non-U.S. office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a non-U.S.partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a non-U.S. Holder and certain conditions are met, or the holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of our stock will be subject to both backup withholding and information reporting unless the holder certifies its non-U.S.person status under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a stockholder may be refunded or credited against such stockholder’s U.S. federal income tax liability, if any, provided that the required information is furnished to the IRS.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a newly-formed company with limited operating history.

We were formed in November 2014. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. In addition, in order to comply with BDC and RIC requirements, we may invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.

Our shares will not be listed on a national securities exchange for the foreseeable future, if ever. Therefore, our shares have limited liquidity and you may not receive a full return of your invested capital if you sell your shares.

Our shares are illiquid assets for which there is not expected to be any secondary market in the foreseeable future. We currently have no target date in which to list our shares on a national securities exchange. There can be no assurance that even if we sought a listing that we would be able to obtain a listing within any particular time frame.

If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the proceeds we receive from the sale of shares in our private offering will be used to pay expenses and fees incurred by us, the full amount of proceeds received will not be used to acquire investments pursuant to our investment objective. As a result, even if we do list our shares on a national securities exchange, you may not receive a full return of your invested capital if you sell your shares.

We will be dependent upon management personnel of our Advisor for our future success.

We depend on the experience, diligence, skill and network of business contacts of our Advisor and its investment professionals. The investment professionals that our Advisor currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Advisor’s investment professionals. The departure of any of our Advisor’s key personnel, including Mr. Smith, our President and Chief Executive Officer, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that our Advisor will remain our investment adviser or that we will continue to have access to its investment professionals.

Our Advisor has limited prior experience managing a BDC.

The investment professionals of our Advisor have limited experience managing a BDC, and the investment philosophy and techniques used by our Advisor to manage a public company may differ from the investment philosophy and techniques previously employed by our Advisor’s investment professionals in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which our Advisor’s investment professionals have been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.

The 1940 Act imposes numerous constraints on the operations of BDCs. See “Item 1.Business—Regulation as a Public Business Development Company” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder our Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The 1940 Act limits our ability to issue debt and preferred stock (“senior securities”) to amounts such that our asset coverage ratio is at least 200% of assets less liabilities and other indebtedness. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that a sale is in the best interests of us and our stockholders and our stockholders approve it.

We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distribution payments. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the Management Fee we pay to our Advisor is payable based on our gross assets, including those assets acquired through the use of leverage.

Furthermore, any debt facility into which we may enter may impose financial and operating covenants that restrict our business activities. Lastly, we may be unable to obtain our desired leverage, which would, in turn, affect our return on capital.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act if we do not have at least 70% of our total assets in qualifying assets.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

As a BDC, we are a non-diversified investment company within the meaning of the 1940 Act, and therefore, we are limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are limited by the 1940 Act with respect to the proportion of our assets that we may invest in the securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

We operate in a highly competitive market for investment opportunities.

Other entities, including commercial banks, commercial financing companies, other BDCs and insurance companies compete with us to make the types of investments that we plan to make in lower middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

We may be obligated to pay our Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles our Advisor to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay our Advisor an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our Advisor is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a subsequent default, and such circumstances would result in our paying an incentive fee on income we never receive.

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to qualify as a RIC after we achieve such status. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

We will incur corporate-level income tax costs if we are unable to qualify as a RIC for U.S. tax purposes or if we are not able to distribute all of our income in a timely fashion. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

●	We must distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In the event we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
●	We must derive at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
●	We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements in order to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

 If we fail to qualify for RIC tax treatment for any reason, the resulting federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Although a portion of our expected earnings and distributions will be attributable to net investment income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In certain cases, we may recognize income before or without receiving cash representing the income. Depending on the amount of non-cash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may delay distributions during a year until we generate cash or we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

We may not generate significant, if any, capital gains during our initial years of operation and thus we are likely to pay distributions in those years principally from interest we receive from our initial and follow-on investments prior to the sale or refinancing of loans we make. Moreover, our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the lower middle-market companies in which we invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods. Any such defaults could substantially reduce our net investment income available for distribution to our stockholders.

As of the date hereof, we are controlled by GrayCo Alternative Partners II, LP, a private fund managed by our former Chairman, Laurence O. Gray.

As of the date hereof, GrayCo Alternative Partners II, LP, a private fund managed by Gray & Company, a registered investment adviser founded by our former Chairman, Laurence O. Gray, owns approximately 65.8% of our issued and outstanding common stock. In addition, a second investor, District 1199J New Jersey Healthcare Employers Pension Fund, owns approximately 34.2% of our issued and outstanding common stock. While we are engaged in a private offering of shares and anticipate accepting subscriptions from additional investors, there can be no assurances that additional subscriptions will be received and accepted. Unless and until we raise significantly more capital in our private offering, GrayCo Alternative Partners II, LP will maintain a controlling interest in our operations and District 1199J New Jersey Healthcare Employers Pension Fund will have the ability to influence our operations.

You may be subject to filing requirements under the 1934 Act as a result of your investment in the Company.

Because our common stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increase to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

You may be subject to the short-swing profits rules under the 1934 Act as a result of your investment in the Company.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock within a six-month period.

Potential conflicts of interest could impact our investment returns.

Stockholders should note the matters incorporated by reference in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in the information statement.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material differences to the strategies and plans described herein and may result in our investment focus shifting.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

 Our Advisor can resign on 60 days’ notice. We may not be able to find a suitable replacement within that timeframe, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Advisor has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

The advisory fee structure we have with our Advisor may create incentives that are not fully aligned with the interests of our stockholders.

We have entered into the Advisory Agreement with our Advisor that provides that Management Fees are based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because Management Fees are based on the value of our gross assets, our Advisor will benefit when we incur debt or use leverage. This fee structure may encourage our Advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

Our incentive fee may induce our Advisor to make speculative investments.

Our Advisor will receive an incentive fee based, in part, upon net realized gains on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net realized gains. Additionally, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result, our Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

As a RIC, we must annually distribute at least 90% of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. Earnings that we are required to distribute to stockholders will generally not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations.

The Advisory Agreement was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to our Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under this agreement because of our desire to maintain our ongoing relationship with our Advisor. Any such decision, however, would breach our fiduciary obligations to our stockholders.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

In order for us to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements.

●	The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

●	The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

Once we qualify as a RIC, we will be required to satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to Our Portfolio Company Investments

Our target investments are risky and highly speculative, and the lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Investing in lower middle-market companies involves a number of significant risks, including:

●	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

To the extent OID and PIK constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK arrangements. To the extent OID or PIK constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.
●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
●	For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by stockholders, the 1940 Act does not require that shareholders be given notice of this fact.
●	Higher interest and dividend rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.
●	The presence of accreted OID income and PIK income would create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK income accruals that may never be realized.
●	Even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation.
●	PIK has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK also reduces the loan-to-value ratio at a compounding rate.

Investing in lower middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

We expect our portfolio to consist primarily of debt and equity investments in lower middle-market companies. Investing in lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest will not be initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies will likely face intense competition from larger companies with greater financial, technical and marketing resources and their success will largely depend on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, we expect that some of our portfolio companies will conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Finally, we expect that some of our portfolio companies will be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

A portion of our debt securities may be rated below investment grade, or of comparative quality, and may be considered speculative.

Our investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally recognized statistical rating agencies at the time of investment or may be unrated but determined by our Advisor to be of comparable quality. Loans or debt securities rated below investment grade are considered speculative with respect to the issuer’s capacity to pay interest and repay principal.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Advisor and reviewed by the audit committee of our Board. The Board may retain an independent valuation provider to assist it by performing certain limited third-party valuation services. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Advisor in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our common shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.

We will generally make loans to private companies. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding that company.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Until we raise significant amounts of capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. tax purposes, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Our stockholders will not have input into the investment decisions made by our Advisor’s Investment Committee.

As of the date hereof, we have not fully deployed the proceeds received to date in our private offering in portfolio companies pursuant to our investment objective. Our investments will be selected by our Advisor’s investment professionals, subject to the approval of its Investment Committee, and our stockholders will not have input into our investment decisions. These factors will increase the uncertainty, and possibly also the risk, of investing in our common stock as compared with an established portfolio and operating history. Depending on the size of a subscription received in our private offering, we anticipate that it may take three to six months to deploy substantially all of such proceeds in accordance with our investment objective and pursuant to our investment strategies. Pending these investments, we intend to temporarily invest the net proceeds from our private offering in cash, cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment. We expect these temporary investments to earn yields substantially lower than the income we expect to receive from our targeted investments in lower middle-market companies.

Because we likely will not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) to our portfolio companies will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in. As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We will be exposed to risks associated with changes in interest rates.

Certain of our debt investments will be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our relationships with portfolio companies. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions which could have a negative impact on our financial results, operations, business relationships or confidential information.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.0 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock, nor can we give any assurance that one will develop. As of the date hereof, none of our shares of common stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our common stock. In addition, as of the date hereof, none of our shares of common stock are eligible to be sold pursuant to Rule 144 of the Securities Act, and we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans.

Holders

Set forth below is a chart describing the classes of our securities outstanding as of March 28, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	50,000,000	—	3,800,010

As of March 28, 2016, we had 3 record holders of our common stock.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. For the year ended December 31, 2015, no distributions were paid to our stockholders.

Valuation of Portfolio Securities

We will determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Advisor and reviewed by the audit committee of our Board. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The Board may retain an independent valuation provider to assist it by performing certain limited third-party valuation services. The participation of our Advisor in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our common shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Recent Sales of Unregistered Securities

On March 31, 2015, the Company accepted a subscription agreement from GrayCo Alternative Partners II, LP for a capital contribution of $25 million. Of the $25 million subscription, $20 million was received on April 24, 2015, $3.5 million was received on August 11, 2015, and the remaining $1.5 million was received on October 5, 2015. On April 24, 2015, a total of 2,000,000 shares of common stock were issued in exchange for the $20 million contribution, an additional 350,000 shares of common stock were issued on August 11, 2015 in exchange for the $3.5 million contribution and an additional 150,000 shares of common stock were issued on October 5, 2015 in exchange for the $1.5 million contribution.

On December 2, 2015, we accepted a subscription agreement from District 1199J New Jersey Healthcare Employers Pension Fund for a capital contribution of $13 million where we issued a total of 1,300,000 shares of common stock. We received $7 million and $6 million on December 29 and December 31, 2015, respectively, for which we issued 700,000 and 600,000 shares of common stock, respectively, at a purchase price per share of $10.00.

The sales of shares were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Such sales did not involve any public offering, were made without general solicitation or advertising and the purchasers were provided access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	a contraction of available credit could impair our lending and investment activities;
●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the costs associated with being a public entity;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
●	our ability to attract and retain highly talented professionals that can provide services to our Advisor and Administrator;
●	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a BDC; and
●	the effect of legal, tax and regulatory changes.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward looking statements are no longer applicable to us since we elected to be regulated as a business development company under the Investment Company Act of 1940.

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We filed an election to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act, and intend to elect to be treated as a regulated investment company, or RIC, for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $25,500 in 8 portfolio companies as of December 31, 2015. Our investment activity for the year ended December 31, 2015 is as follows (information presented herein is at amortized cost unless otherwise indicated):

Cost of investments purchased	$26,863
Paid-in-kind interest	2
Paydowns of investments	(159)
Sale of investments	(939)
Net amortization of premium on investments	(3)
Realized loss on sold/repaid investments	(18)
Amortized cost of investments as of December 31, 2015	$25,746

The following table summarizes the composition of our portfolio at amortized cost and fair value as of December 31, 2015:

	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,218	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 100.1% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of December 31, 2015, were 10.3% and 10.3%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding our direct originations for the year ended December 31, 2015:

December 31,
New Direct Originations	2015
Total commitments (including unfunded commitments)	$13,370
Paid-in-kind interest	2
Investment paydowns	(37)
Net direct origination	13,335

	Commitment
New Direct Origination by Asset Class	Amount	Percentage
Senior Secured Loans - First Lien	$6,500	49%
Senior Secured Loans - Second Lien	5,000	37%
Equity Investments	1,870	14%
	13,370	100%

Average new direct origination commitment amount	$3,343
Weighted average maturity for new direct originations	2.09 years
Gross portfolio yield (based on amortized cost) of new direct originations funded during period	12.3%

	December 31,
Characteristics of All Direct Originations held in Portfolio	2015
Number of portfolio companies	4
Average annual EBITDA of portfolio companies	$46,450
Average leverage through tranche of portfolio companies - excluding equity/other and collateralized securities	4.01	x
Gross portfolio yield (based on amortized cost) of funded direct originations	12.3%

Portfolio Composition by Strategy and Industry

Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015:

Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct origination	13,335	52%
Broadly syndicated	12,165	48%
	25,500	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015:

	Fair Value	Percentage of Portfolio
Market Analytics	$3,328	13%
Staffing	3,502	14%
Financial Services	3,000	12%
Tobacco	2,894	11%
Heavy Construction	4,455	18%
Home Furnishings	1,488	6%
Real Estate	1,870	7%
Transportation	4,963	19%
	$25,500	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected. Each investment is initially rated 2.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015:

Investment Rating	Fair Value	Percentage of Portfolio
1	$-	-
2	25,500	100%
3	-	-
4	-	-
5	-	-
Total	$25,500	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Recent Accounting Pronouncements

Refer to “Part II. Financial Information, Item 8. Financial Statements and Supplementary Data-Note B” of the Notes to the Financial Statements for a description of recent accounting pronouncements.

Results of Operations

We commenced our principal operations on April 24, 2015, commensurate with the raising of $20,000 through a sale of 2,000,000 shares of common stock. Prior to April 24, 2015, we solely incurred expenses associated with organizational activities. Since we commenced principal operations on April 24, 2015, we have no prior periods with which to compare our operating results.

Year Ended December 31, 2015

Investment Income

For the year ended December 31, 2015, total investment income totaled $863, of which $833 was attributable to portfolio interest earned on senior secured loans (first and second lien), $20 was attributable to dividend income earned and $10 was attributable to amortization of loan origination fees received.

Operating Expenses

Total operating expenses were $1,118 for the year ended December 31, 2015, and consisted of base management fees of $307, professional fees of $471, other general and administrative fees of $277 and organizational costs incurred before commencing principal operations of $63. We did not incur any incentive fees for the year ended December 31, 2015. We incurred organizational costs of $67 for the period from November 25, 2014 (date of inception) to December 31, 2014. Our operating expenses were 5.99% of our average net assets for the year ended December 31, 2015. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to the management of the Company. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Loss

Our net investment loss totaled $255, which is equal to ($0.11) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

Net Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the year ended December 31, 2015, we had net unrealized depreciation of $246 on our portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $519, which is equal to ($0.23) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $12,358. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and the investment strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

During 2015, a total of 3,800,000 shares of common stock were issued in exchange for a $38,000 contributed by two investors.

Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

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

We may have loans in our portfolio that contain payment in kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized depreciation on investments in the statements of operations.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly. The net asset value per share equals the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our investments are valued at the end of each fiscal quarter.

Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker dealers or market makers. In order to assist our Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, the Advisor will provide the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board may retain an independent valuation provider to assist it by performing certain limited third party valuation services. In connection with the valuation determination, investment professionals from the Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our Board, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our Advisor’s management team, any approved independent third-party valuation services and our Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Parkview Advisor’s management team, any approved independent third-party valuation services and our Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our Board, in consultation with Parkview Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our Board subsequently values these warrants or other equity securities received at their fair value.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our Board otherwise determines that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. The audit committee and Board reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

Under current accounting guidance, fair value is defined as the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Current accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in nonactive markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

●	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The nonbinding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Off-Balance Sheet Arrangements

We currently have no off balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 68% of our portfolio investments (based on fair value) paid variable rates of interest, 25% paid fixed interest rates and 7% were income producing equity instruments. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently 68% of our investments pay variable rates of interest. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Parkview Capital Credit, Inc.

We have audited the accompanying statements of financial condition of Parkview Capital Credit, Inc. (the “Company”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015 and the period from November 25, 2014 (date of inception) to December 31, 2014, and the financial highlights for the year ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2015, by correspondence with the portfolio companies and debt agents, as applicable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Parkview Capital Credit, Inc. as of December 31, 2015 and 2014, the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2015 and the period from November 25, 2014 (date of inception) to December 31, 2014, and the financial highlights for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/WeiserMazars LLP
New York, New York

March 28, 2016

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	December 31,	December 31,
	2015	2014

Assets
Investments at fair value (amortized cost $25,746 and $0, respectively)	$25,500	$-
Cash	12,358	-
Accounts receivable	26	-
Interest receivable	123	-
Dividend receivable	20	-
Receivable for investments sold and repaid	958	-
Prepaid expenses and other assets	121	-
Total assets	$39,106	$-
Liabilities and stockholders' equity (deficit)
Liabilities
Payable for investments purchased	$1,472	$-
Accounts payable and accrued expenses	26	67
Loan origination fees, net	130	-
Management fees payable	64	-
Total liabilities	1,692	67

Commitments and contingencies (See Note H)

Stockholders' equity (deficit)
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at December 31, 2015; 100,000 shares authorized, 10 shares issued and outstanding at December 31, 2014	38	-
Additional paid-in capital	37,962	-
Accumulated undistributed net realized loss on investments	(18)	-
Accumulated undistributed net investment loss	(322)	(67)
Net unrealized depreciation on investments	(246)	-
Total stockholders' equity	37,414	(67)
Total liabilities and stockholders' equity	$39,106	$-

Net asset value per share (a)	$9.85	$-

(a)	Net asset value per share was not calculated as of December 31, 2014 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	For the Year Ended	For the Period From November 25, 2014 (date of inception) to
	December 31, 2015	December 31, 2014

Investment income
Net interest income	$843	$-
Dividend income	20	-
Total investment income	863	-
Operating expenses
Organizational expenses	63	67
Management fees	307	-
Professional fees	471	-
General and administrative expenses	277	-
Total operating expenses	1,118	67
Net investment loss	(255)	(67)

Realized and unrealized loss
Net realized loss on investments	(18)	-
Net change in unrealized depreciation on investments	(246)	-
Total net realized and unrealized loss on investments	(264)	-
Net decrease in net assets resulting from operations	$(519)	$(67)

Per share information - basic and diluted (a)
Weighted average - net decrease in net assets resulting from operations	$(0.23)	(b)
Weighted average shares outstanding	2,257,978	10

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

(a)	Per share information calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

(b)	Per share information was not calculated for the period from November 25, 2014 (date of inception) to December 31, 2014 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share information)

	For the Year Ended	For the Period From November 25, 2014 (date of inception) to
	December 31, 2015	December 31, 2014

Decrease from operations
Net investment loss	$(255)	$(67)
Net realized loss on investments	(18)	-
Net change in unrealized depreciation on investments	(246)	-
Net decrease in net assets resulting from operations	(519)	(67)
Capital Share Transactions
Issuance of common stock	38,000	-
Net increase in net assets from capital share transactions	38,000	-

Total increase (decrease) in net assets	37,481	(67)
Net assets at beginning of period	(67)	-
Net assets at end of period	$37,414	$(67)

Net asset value per common share (a)	$9.85	$-
Common shares outstanding, end of period	3,800,010	10

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

(a)	Per share information calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended	For the Period From November 25, 2014 (date of inception) to
	December 31, 2015	December 31, 2014

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(519)	$(67)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities
Purchases of investments	(26,863)	-
Paid-in-kind interest	(2)	-
Paydowns of investments	159	-
Sales of investments	939	-
Loan origination fee amortization	(10)	-
Net unrealized depreciation on investments	246	-
Net amortization of premiums on investments	3	-
Realized loss on sold/repaid investments	18	-
Increase in operating assets:
Accounts receivable	(26)	-
Interest receivable	(123)	-
Dividend receivable	(20)	-
Receivable for investments sold and repaid	(958)	-
Prepaid expenses and other assets	(121)	-
Increase (decrease) in operating liabilities:
Payable for investments purchased	1,472	-
Accounts payable and accrued expenses	(41)	67
Loan origination fees	140	-
Management fees payable	64	-
Net cash used in operating activities	(25,642)	-

Cash flows from financing activities
Issuance of common stock	38,000	-
Net cash provided by financing activities	38,000	-

Total increase in cash	12,358	-
Cash at beginning of period	-	-
Cash at end of period	$12,358	$-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

AS OF December 31, 2015

(in thousands, except share information)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,504	3,463	3,328	8.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	903	905	899	2.4%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,492	1,508	1,488	4.0%
Offisol	Staffing	N/A	12% + 2% PIK	12/14/2017	3,502	3,502	3,502	9.4%
WBL SPE I, LLC	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	8.0%
Total Senior Secured Loans - First Lien						12,378	12,217	32.7%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP (d)	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,484	4,455	11.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,051	1,995	5.3%
Action Resources	Transportation	L + 9.00%	10.00%	4/30/2020	4,963	4,963	4,963	13.3%
Total Senior Secured Loans - Second Lien						11,498	11,413	30.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares/Units	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	1,868,600	1,869	1,869	1,869	5.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	1	0.0%
Offisol; Warrants	Staffing	N/A	7	-	-	-	0.0%
Total Equity Investments					1,870	1,870	5.0%

Total Investments					$25,746	$25,500	68.2%
Other assets in excess of liabilities						11,914	31.8%
Net assets						$37,414	100.0%

(a)  All of the investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

(b)  The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR interest rate floor.

(c)  The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies.

(d)  Position or portion thereof unsettled as of December 31, 2015.

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on February 12, 2016, and intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents: The Company considers all highly liquid financial instruments with a maturity of three months or less at the date of purchase to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

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

During the year ended December 31, 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014, there were no tax expenses and no interest and penalties incurred.

Revenue Recognition: Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income, is recognized on an accrual basis to the extent that the Company expects to collect such amount. Loan origination fees, original issue discount and market discount are capitalized and amortized as interest income over the respective term of the loan. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

The Company may have loans or preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the year ended December 31, 2015, there was PIK income of $2.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized depreciation on investments in the statements of operations.

Earnings per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the year ended December 31, 2015, the Company calculated basic and diluted per share information using shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

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

Valuation of Portfolio Securities: The Company determines the net asset value per share of its common stock quarterly. The net asset value per share equals the value of the Company’s total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. The Company’s investments are valued at the end of each fiscal quarter.

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Board, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Advisor’s management team, any approved independent third-party valuation services and the Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor’s management team, any approved independent third-party valuation services and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Board, in consultation with the Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Board subsequently values these warrants or other equity securities received at their fair value.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells investments. Based on the results of the benchmark analysis and the experience of management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Board otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells investments. The audit committee and Board reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

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

Recent Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to reevaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is currently evaluating the impact this standard will have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. ASU 2015-03 is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 840).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this standard will have on its financial statements.

NOTE C – COMMON STOCK

On March 11, 2015, the Company filed Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation for the State of Maryland (the “Amended Charter”). The Amended Charter, among other things, increased the number of authorized shares of the Company’s common stock from 100,000 to 50,000,000.

On March 31, 2015, the Company accepted a subscription agreement from GrayCo Alternative Partners II, LP for a capital contribution of $25,000. GrayCo Alternative Partners II, LP is a private fund managed by Gray & Company, a registered investment adviser founded by the Company’s former Chairman. In connection with the receipt of $20,000 of the $25,000 subscription on April 24, 2015, the Company issued a total of 2,000,000 shares of common stock at a price per share of $10.00. In connection with the receipt of $3,500 from GrayCo Alternative Partners II, LP on August 11, 2015, the Company issued a total of 350,000 additional shares of common stock at a purchase price per share of $10.00. In connection with the receipt of $1,500 from GrayCo Alternative Partners II, LP on October 5, 2015, the Company issued a total of 150,000 additional shares of common stock at a purchase price per share of $10.00, which represented the final commitment related to the $25,000 subscription.

On December 2, 2015, the Company accepted a subscription agreement from District 1199J New Jersey Healthcare Employers Pension Fund for a capital contribution of $13,000 where the Company issued a total of 1,300,000 shares of common stock. The Company received $7,000 and $6,000, respectively, on December 29 and December 31, 2015 for which the Company issued 700,000 and 600,000 shares, respectively, of common stock at a purchase price per share of $10.00.

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

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. For the year ended December 31, 2015, the Company incurred management fees of $307.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the year ended December 31, 2015, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the year ended December 31, 2015, the Company did not accrue any incentive fees on capital gains.

During the year ended December 31, 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014, the Company reimbursed the Advisor $85 and $0, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

License Agreement

On March 11, 2015, the Company entered into a license agreement (the “License Agreement”) with the Advisor, pursuant to which the Company was granted a non-exclusive license to use the name “Parkview.” Under the License Agreement, the Company has a right to use the “Parkview” name and logo, as long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Parkview” name or logo.

Other Related Party Matters

On May 21, 2015, the SEC filed an Order Instituting Proceedings alleging violations of federal securities laws against the Company’s former Chairman, Mr. Gray, and Gray Financial Group, Inc., an entity controlled by Mr. Gray that manages GrayCo Alternative Partners II, LP, the Company’s largest unaffiliated stockholder. As a result of such order, Mr. Gray resigned from the Board and as Chairman of the Board on May 28, 2015. Additionally, Mr. Gray’s ownership in the Advisor, held through Gray & Company, was transferred back to the Advisor on May 28, 2015, leaving SKW Financial, LLC as the sole owner of the Advisor. Mr. Gray’s resignation was not the result of any matter related to the Company's operations, policies and/or practices. There is uncertainty about what impact this may have on the Company, if any; however, management of the Company does not believe Mr. Gray's resignation or the order will have a material effect on the Company’s liquidity, financial position or operations.

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015:

		Percentage of
	Fair Value	Portfolio
Market Analytics	$3,328	13%
Staffing	3,502	14%
Financial Services	3,000	12%
Tobacco	2,894	11%
Heavy Construction	4,455	18%
Home Furnishings	1,488	6%
Real Estate	1,870	7%
Transportation	4,963	19%
	$25,500	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2015:

	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,217	$12,217
Senior Secured Loans - Second Lien	-	-	11,413	11,413
Equity Investments	-	-	1,870	1,870
	$-	$-	$25,500	$25,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2015:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$-	$-	$-	$-
Purchases	13,448	11,545	1,870	26,863
Net realized loss	(18)	-	-	(18)
Amortization of discount (premium)	6	(9)	-	(3)
Paid in kind interest	2	-	-	2
Sales	(939)	-	-	(939)
Paydowns	(121)	(38)	-	(159)
Net change in unrealized depreciation	(161)	(85)	-	(246)
Fair value end of period	$12,217	$11,413	$1,870	$25,500

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(161)	$(85)	$-	$(246)

During the year ended December 31, 2015, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$5,715	Market quotes	Indicative Dealer Quotes	94.0% - 100.1%	97.9%
Senior Secured Loans - First Lien	$3,502	Cost	Cost	100.00%	99.6%
Senior Secured Loans - First Lien	$3,000	Market comparables	Market yield (%)	100.00%	100.0%
Senior Secured Loans - Second Lien	$6,450	Market quotes	Indicative Dealer Quotes	98.0% - 100.0%	99.6%
Senior Secured Loans - Second Lien	$4,963	Market comparables	Market yield (%)	100.00%	100.0%
			EBITDA Multiples (x)	6.0x - 7.0x	6.5x
Equity Investments	$1,870	Cost	Cost	100.00%	100.0%

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the year ended December 31, 2015:

Per share data
Net asset value beginning of period (a)	$(0.02)
Results of operations (a)
Net investment loss	(0.07)
Net realized loss on investments	(0.00)
Net change in unrealized depreciation on investments	(0.06)
Net decrease in net assets resulting from operations	(0.13)
Capital share transactions
Issuance of common stock	10.00
Total increase in net assets	9.87
Net asset value at end of period	$9.85

Shares outstanding at end of period	3,800,010
Total return (b)	-1.37%

Ratio/Supplemental data (c)
Net assets at end of period	37,414
Ratio of operating expenses to average net assets (d)	5.99%
Ratio of net investment loss to average net assets (d)	1.37%
Portfolio turnover rate (e)	1.75%

Capital share transactions

(a)	Per share information calculated using common stock issued from the commencement of principal operations on April 24, 2015 through December 31, 2015.
(b)	The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.
(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(d)	In computing ratios, the Company utilized its net assets as of April 24, 2015, the date on which it commenced principal operations, for its beginning of period assets.
(e)	Portfolio turnover rate was calculated from the commencement of principal operations, on April 24, 2015.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently involved in any legal proceedings.

NOTE I – INCOME TAXES

The Company has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC.

The Company did not qualify as a RIC in 2015 and 2014 and was taxed as a C corporation (“C-Corp”) for 2014 and will be taxed as a C-Corp for 2015. The Company intends to qualify as a RIC in the future. In order to qualify as a RIC, the Company must distribute before the end of its first qualifying year all earnings and profits accumulated in prior non-RIC tax years. There are no earnings and profits for 2015 or 2014. Built-in gains by a C-Corp electing to be a RIC are subject to tax during the first 5 years of RIC status. The Company does not have a net unrealized built-in gain at December 31, 2015. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. All tax years are open for examination.

As of December 31, 2015 and 2014 the Company had $204 and $0 of net investment loss on a tax basis. The difference between the Company’s GAAP-basis net investment income and its tax-basis income is primarily due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s investment operations.

	December 31,
	2015	2014
GAAP-basis net investment income	$(255)	$(67)
Tax-basis deferral and amortization of origination costs	51	67
Tax-basis net investment income	$(204)	$-

The Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences. No adjustments were made for the year ended December 31, 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based on the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV. The Company did not make distributions to stockholders in 2015 or 2014.

As of December 31 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$(340)	$(67)
Unamortized organization costs	118	67
Accumulated capital and other losses	18	-
Net unrealized depreciation on investments	(246)	-
Total	$(450)	$-

As of December 31, 2015, the Company’s aggregate investment unrealized depreciation based on cost was as follows:

December 31, 2015
Tax cost	$25,746
Gross unrealized depreciation	$(246)
Net unrealized investment depreciation on investments	$(246)

The significant components of the deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss	$83	$-
Short-term deferred capital loss	7	-
Unrealized depreciation	99	-
Deferred organization costs	47	27
Subtotal deferred income tax assets	236	27
Less: Valuation allowance	(236)	(27)
Deferred income tax assets - net	-	-

The Company has a net operating loss (“NOL”) carryforward of $204 which will expire over the next 20 years. The Company does not plan on being able to utilize this NOL carryforward and has recorded a corresponding valuation allowance. The Company’s NOL cannot be carried forward to its first qualifying RIC tax year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Annual Report on Form 10-K have been designed and are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

This annual report does not include a report of Management’s assessment regarding internal control over financial reporting due to a transitional period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

38

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy or information statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information contained in our definitive proxy or information statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information contained in our definitive proxy or information statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information contained in our definitive proxy or information statement, to be filed with the SEC within 120 days following the end of our fiscal year.

39

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b)	EXHIBITS

3.1	Form of Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on August 11, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed on March 31, 2015)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.3	License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on March 31, 2015)

10.4	Custody Agreement with Millennium Trust Company (Incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K filed on December 7, 2015)

14.1*	Code of Business Conduct and Ethics of the Registrant and Parkview Advisors, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVIEW CAPITAL CREDIT, INC.

Dated: March 28, 2016	By:	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: March 28, 2016	By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: March 28, 2016	By:	/s/ STEPHAN PARICO
Stephan Parico
Director

Dated: March 28, 2016	By:	/s/ ODYSSEUS LANIER
Odysseus Lanier
Director

Dated: March 28, 2016	By:	/s/ DAVID ABNER
David Abner
Director

41