Form 10-Q
period 2016-03-31
Parkview Capital Credit, Inc.
filed 2016-05-16
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 000-55411

Parkview Capital Credit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2441958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd, Two Post Oak Center, 15th Floor Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code) (713) 622-5000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 38,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 16, 2016.

PARKVIEW CAPITAL CREDIT, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments at fair value (amortized cost $38,215 and $25,746, respectively)	$37,681	$25,500
Cash	11,818	12,358
Accounts receivable	-	26
Interest receivable	313	123
Dividend receivable	86	20
Receivable for investments sold and repaid	52	958
Prepaid expenses and other assets	225	121
Total assets	$50,175	$39,106
Liabilities and stockholders' equity
Liabilities
Payable for investments purchased	$12,499	$1,472
Accounts payable and accrued expenses	130	26
Loan origination fees, net	163	130
Management fees payable	95	64
Total liabilities	$12,887	$1,692

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at March 31, 2016 and December 31, 2015	38	38
Additional paid-in capital	37,962	37,962
Accumulated undistributed net realized loss on investments	(18)	(18)
Accumulated undistributed net investment loss	(161)	(322)
Net unrealized depreciation on investments	(533)	(246)
Total stockholders' equity	37,288	37,414
Total liabilities and stockholders' equity	$50,175	$39,106

Net asset value per share	$9.81	$9.85

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2016	2015
Investment income
Net interest income	$654	$-
Dividend income	67	-
Total investment income	721	-
Operating expenses
Organizational expenses	-	48
Management fees	222	-
Professional fees	212	-
General and administrative expenses	157	-
Total expenses before expense waiver	591	48
Waiver of management fees	(31)	-
Total operating expenses	560	48
Net investment income (loss)	161	(48)

Realized and unrealized loss
Net realized loss on investments	-	-
Net change in unrealized depreciation on investments	(287)	-
Total net realized and unrealized loss on investments	(287)	-
Net decrease in net assets resulting from operations	$(126)	$(48)

Per share information - basic and diluted
Weighted average - net decrease in net assets resulting from operations	$(0.03)	(a)
Weighted average shares outstanding	3,800,010	-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity in the comparable period for the three months ended March 31, 2015.

(a)	Per share information was not calculated for the three months ended March 31, 2015 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2016	2015

Decrease from operations
Net investment income (loss)	$161	$(48)
Net change in unrealized depreciation on investments	(287)	-
Net decrease in net assets resulting from operations	(126)	(48)

Total decrease in net assets	(126)	(48)
Net assets at beginning of period	37,414	-
Net assets at end of period	$37,288	$(48)

Net asset value per common share	$9.81	(a)
Common shares outstanding, end of period	3,800,010	-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity in the comparable period for the three months ended March 31, 2015.

(a)	Per share information was not calculated for the three months ended March 31, 2015 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(126)	$(48)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities
Purchases of investments	(12,499)	-
Paid-in-kind interest	(18)	-
Paydowns of investments	50	-
Loan origination fee amortization	(16)	-
Net unrealized depreciation on investments	287	-
Net amortization of premiums on investments	(1)	-
Decrease (increase) in operating assets:
Accounts receivable	26	-
Interest receivable	(190)	-
Dividend receivable	(66)	-
Receivable for investments sold and repaid	906	-
Prepaid expenses and other assets	(104)	-
Increase in operating liabilities:
Payable for investments purchased	11,027	-
Accounts payable and accrued expenses	104	48
Loan origination fees	49	-
Management fees payable	31	-
Net cash used in operating activities	(540)	-

Total decrease in cash	(540)	-
Cash at beginning of period	12,358	-
Cash at end of period	$11,818	$-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity in the comparable period for the three months ended March 31, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share and per share information)

March 31, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,495	3,458	3,259	8.7%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	884	884	876	2.3%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,489	1,503	1,481	4.0%
Offisol	Staffing	N/A	12%, 2% PIK	12/14/2017	3,520	3,520	3,520	9.5%
WBL SPE I, LLC	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	8.0%
Total Senior Secured Loans - First Lien						12,365	12,136	32.5%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,486	4,252	11.4%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,051	1,980	5.3%
Action Resources	Transportation	L + 10.00%	11.00%	4/30/2020	4,944	4,944	4,944	13.3%
Total Senior Secured Loans - Second Lien						11,481	11,176	30.0%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	1,868,600	1,869	1,869	1,869	5.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	1	0.0%
Offisol; Warrants	Staffing	N/A	7	-	-	-	0.0%
Total Equity Investments					1,870	1,870	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S. Government Securities
U.S. Treasury Bill (d)	0.08%	4/21/2016	12,500,000	12,499	12,499	12,499	33.5%
Total U.S. Government Securities					12,499	12,499	33.5%

Total Investments					$38,215	$37,681	101.0%
Liabilities in excess of other assets						(393)	-1.0%
Net assets						$37,288	100.0%

(a)         All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2016, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

(b)         The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2016. Certain investments are subject to a LIBOR interest rate floor.

(c)         The fair value of these investments is determined in good faith by or under the guidance of our board of directors pursuant to the Company's valuation policies.

(d)         Position or portion thereof unsettled as of March 31, 2016.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share and per share information)

December 31, 2015

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,504	3,463	3,328	8.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	903	905	899	2.4%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,492	1,508	1,488	4.0%
Offisol	Staffing	N/A	12%, 2% PIK	12/14/2017	3,502	3,502	3,502	9.4%
WBL SPE I, LLC	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	8.0%
Total Senior Secured Loans - First Lien						12,378	12,217	32.7%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP (d)	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,484	4,455	11.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,051	1,995	5.3%
Action Resources	Transportation	L + 9.00%	10.00%	4/30/2020	4,963	4,963	4,963	13.3%
Total Senior Secured Loans - Second Lien						11,498	11,413	30.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	1,868,600	1,869	1,869	1,869	5.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	1	0.0%
Offisol; Warrants	Staffing	N/A	7	-	-	-	0.0%
Total Equity Investments					1,870	1,870	5.0%

Total Investments					$25,746	$25,500	68.2%
Other assets in excess of liabilities						11,914	31.8%
Net assets						$37,414	100.0%

(a)  All of the investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

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

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three months ended March 31, 2016 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

The Company has elected to be regulated as a BDC under the 1940 Act. As a BDC, the Company also intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be required to pay corporate level federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three month period ended March 31, 2016.

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. The Company intends to qualify as a RIC in the future. In order to qualify as a RIC, the Company must distribute before the end of its first qualifying year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. The Company did not have a net unrealized built-in gain at March 31, 2016.

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

During the three months ended March 31, 2016 and 2015, there were no tax expenses and no interest and penalties incurred.

Revenue Recognition: Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income is recognized on an accrual basis to the extent that the Company expects to collect such amount. Loan origination fees, original issue discount and market discount are capitalized and amortized as interest income over the respective term of the loan. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

The Company may have loans or preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three months ended March 31, 2016, the Company received PIK income of $18. The Company did not receive PIK income for the three months ended March 31, 2015 since the Company had not commenced principal operations until April 24, 2015.

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

Investments in senior loans generate a fixed spread over floating base rates such as LIBOR or the U.S. Prime Rate. These floating base rates generally reset either monthly, quarterly or semi-annually.

Valuation of Portfolio Securities: The Company determines the net asset value per share of its common stock quarterly. The net asset value per share equals the value of the Company’s total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. The Company’s investments are valued at the end of each fiscal quarter.

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) will provide the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has also retained an independent valuation provider to assist it by performing certain limited third-party valuation services. In connection with the valuation determination, investment professionals from the Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The Advisor’s management team, any approved independent third-party valuation service provider and the Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor’s management team, any approved independent third-party valuation service provider and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Board, in consultation with the Advisor’s management team and any approved independent third-party valuation service provider, if applicable, may consider relevant in assessing fair value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Fair Value of Financial Instruments: The carrying amounts of certain of our financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements: In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

NOTE C – RELATED PARTY TRANSACTIONS

Advisory Agreement

On March 11, 2015, the Company entered into an investment advisory agreement with the Advisor for management services (the “Investment Advisory Agreement”). The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer. Pursuant to the Investment Advisory Agreement, the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Investment Advisory Agreement consist of a base management fee and incentive fees.

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on March 31, 2016, acquired $12,500 in face value of short-term U.S. Treasury Bills with a 3% cash requirement. This transaction had the effect of increasing management fees payable to the Advisor in an amount of $31, all of which was waived by the Advisor. For the three months ended March 31, 2016, the Company incurred management fees of $191, net of the fee waiver of $31. No management fees were incurred for the three months ended March 31, 2015 since the Company had not commenced principal operations until April 24, 2015.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three months ended March 31, 2016 and 2015, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2016 and 2015, the Company did not accrue any incentive fees on capital gains.

During the three months ended March 31, 2016 and 2015, the Company reimbursed the Advisor $22 and $0, respectively, and has accrued an additional $7 as of March 31, 2016 for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

Administration Agreement

On March 11, 2015, the Company entered into an administration agreement with Parkview Administrator, LLC (the “Administrator”), under which the Administrator will provide administrative services to the Company (the “Administration Agreement”). These services include providing office space, providing equipment and office services, maintaining financial records, preparing reports to the Company’s stockholders and reports filed with the SEC and managing the payment of the Company’s expenses and the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the Administration Agreement.

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

Other Related Party Matters

On May 21, 2015, the SEC filed an Order Instituting Proceedings alleging violations of federal securities laws against the Company’s former Chairman, Mr. Laurence O. Gray, and Gray Financial Group, Inc., an entity controlled by Mr. Gray that manages GrayCo Alternative Partners II, LP, the Company’s largest unaffiliated stockholder. As a result of such order, Mr. Gray resigned from the Board and as Chairman of the Board on May 28, 2015. Additionally, Mr. Gray’s ownership in the Advisor, held through Gray & Company, was transferred back to the Advisor on May 28, 2015, leaving SKW Financial, LLC as the sole owner of the Advisor. Mr. Gray’s resignation was not the result of any matter related to the Company's operations, policies and/or practices. There is uncertainty about what impact this may have on the Company, if any; however, management of the Company does not believe Mr. Gray's resignation or the order will have a material effect on the Company’s liquidity, financial condition or operations.

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	March 31, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Market Analytics	$3,259	9%	$3,328	13%
Staffing	3,520	9%	3,502	14%
Financial Services	3,000	8%	3,000	12%
Tobacco	2,856	8%	2,894	11%
Heavy Construction	4,252	11%	4,455	18%
Home Furnishings	1,481	4%	1,488	6%
Real Estate	1,870	5%	1,870	7%
Transportation	4,944	13%	4,963	19%
U.S. Government Securities	12,499	33%	-	0%
	$37,681	100%	$25,500	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of March 31, 2016:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,365	32%	$12,136	32%
Senior Secured Loans - Second Lien	11,481	30%	11,176	30%
Equity Investments	1,870	5%	1,870	5%
U.S. Government Securities	12,499	33%	12,499	33%
Total	$38,215	100%	$37,681	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2015:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(1)     Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,136	$12,136
Senior Secured Loans - Second Lien	-	-	11,176	11,176
Equity Investments	-	-	1,870	1,870
U.S. Government Securities	12,499	-	-	12,499
	$12,499	$-	$25,182	$37,681

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,217	$12,217
Senior Secured Loans - Second Lien	-	-	11,413	11,413
Equity Investments	-	-	1,870	1,870
	$-	$-	$25,500	$25,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	-	-	-	-
Net realized loss	-	-	-	-
Amortization of discount (premium)	1	-	-	1
Paid in kind interest	18	-	-	18
Sales	-	-	-	-
Paydowns	(32)	(18)	-	(50)
Net change in unrealized depreciation	(68)	(219)	-	(287)
Fair value end of period	$12,136	$11,176	$1,870	$25,182

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(68)	$(219)	$-	$(287)

During the three months ended March 31, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of March 31, 2016:

Valuation	Unobservable	Weighted
Fair Value	Techniques	input	Range	Average
Senior Secured Loans - First Lien	$5,616	Market quotes	Indicative Dealer Quotes	92.5% - 100.0%	97.2%
Senior Secured Loans - First Lien	$3,520	Cost	Cost	100.00%	100.0%
Senior Secured Loans - First Lien	$3,000	Market comparables	Market yield (%)	100.00%	100.0%
Senior Secured Loans - Second Lien	$6,232	Market quotes	Indicative Dealer Quotes	92.5% - 100.0%	97.7%
Senior Secured Loans - Second Lien	$4,944	Market comparables	Market yield (%)	100.00%	100.0%
EBITDA Multiples (x)	6.0x - 7.0x	6.5	x
Equity Investments	$1,870	Cost	Cost	100.00%	100.0%

NOTE F – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016:

Per share data
Net asset value begining of period (a)	$9.85
Results of operations (a)
Net investment income	0.04
Net change in unrealized depreciation on investments	(0.08)
Net decrease in net assets resulting from operations	(0.04)
Total decrease in net assets	(0.04)
Net asset value at end of period	$9.81

Shares outstanding at end of period	3,800,010
Total return (b)	-3.32%

Ratio/Supplemental data (c)
Net assets at end of period	37,288
Ratio of operating expenses to average net assets (d)	1.50%
Ratio of net investment income to average net assets	0.43%
Portfolio turnover rate	0.00%

(a)	Per share information calculated using common stock outstanding at March 31, 2016.
(b)	The total return for the three months ended March 31, 2016 was calculated by taking the net loss of the Company for the period divided by the common stock outstanding at March 31, 2016.
(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(d)	The effect of the management fee waiver is 0.08%

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is no activity in the comparable period for the three months ended March 31, 2015.

NOTE G – SUBSEQUENT EVENTS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	a contraction of available credit could impair our lending and investment activities;
●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the costs associated with being a public entity;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
●	our ability to attract and retain highly talented professionals that can provide services to our Advisor and Administrator;
●	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company, or “BDC”, and
●	the effect of legal, tax and regulatory changes.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which preclude civil liability for certain forward looking statements are not applicable to us since we are a BDC under the Investment Company Act of 1940, or the 1940 Act.

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We filed an election to be regulated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Expenses

We anticipate that all investment professionals and staff of our Advisor, Parkview Advisors, LLC, or the Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by our Advisor.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under the administration agreement, or the Administrator Agreement, with Parkview Administrator, LLC, or the Administrator;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	Independent Director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the Securities and Exchange Commission, or the SEC, (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we will reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). All of these expenses will ultimately be borne by our stockholders.

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $37,681 in 8 portfolio companies and $25,500 in 8 portfolio companies as of March 31, 2016 and December 31, 2015, respectively. Our investment activity is as follows (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended March 31, 2016
Amortized cost of investments, beginning	$25,746
Cost of investments purchased	12,499
Paid-in-kind interest	18
Paydowns of investments	(50)
Net amortization of premium on investments	2
Amortized cost of investments, ending	$38,215

The following table summarizes the composition of our portfolio at amortized cost and fair value as of March 31, 2016:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,365	32%	$12,136	32%
Senior Secured Loans - Second Lien	11,481	30%	11,176	30%
Equity Investments	1,870	5%	1,870	5%
U.S. Government Securities	12,499	33%	12,499	33%
Total	$38,215	100%	$37,681	100%

The following table summarizes the composition of our portfolio at amortized cost and fair value as of December 31, 2015:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2016, the investments in our portfolio were purchased at a weighted average price of 100.0% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of March 31, 2016, were 10.5% and 10.5%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding our direct originations as of March 31, 2016:

Characteristics of All Direct Originations held in Portfolio	March 31, 2016		December 31, 2015
Number of Portfolio Companies	4		4
Average Annual EBITDA of Portfolio Companies	$15,520		$6,020
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	2.61	x	2.57	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	12.7%		12.3%

Portfolio Composition by Strategy and Industry

Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	13,334	35%	13,335	52%
Broadly Syndicated	11,848	31%	12,165	48%
U.S. Government Securities	12,499	33%	-	0%
	37,681	100%	25,500	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	March 31, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Market Analytics	$3,259	9%	$3,328	13%
Staffing	3,520	9%	3,502	14%
Financial Services	3,000	8%	3,000	12%
Tobacco	2,856	8%	2,894	11%
Heavy Construction	4,252	11%	4,455	18%
Home Furnishings	1,481	4%	1,488	6%
Real Estate	1,870	5%	1,870	7%
Transportation	4,944	13%	4,963	19%
U.S. Government Securities	12,499	33%	-	0%
	$37,681	100%	$25,500	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected. Each investment is initially rated 2.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	32,737	87%	25,500	100%
3	4,944	13%	-	-
4	-	-	-	-
5	-	-	-	-
Total	$37,681	100%	$25,500	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Recent Accounting Pronouncements

Refer to “Part I. Financial Information, Item 1. Financial Statements, Note B” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements.

Results of Operations

We commenced our principal operations on April 24, 2015, commensurate with the raising of $20,000 through a sale of 2,000,000 shares of common stock. Prior to April 24, 2015, we solely incurred expenses associated with organizational activities. Since we commenced principal operations on April 24, 2015, we have no prior periods with which to compare our operating results.

Three Months Ended March 31, 2016

Investment Income

For the three months ended March 31, 2016, total investment income totaled $721, of which $638 was attributable to portfolio interest earned on senior secured loans (first and second lien), $67 was attributable to dividend income earned and $16 was attributable to amortization of loan origination fees received.

Operating Expenses

Total operating expenses were $560 for the three months ended March 31, 2016, and consisted of base management fees of $191, net of fee waiver of $31, professional fees of $212 and other general and administrative fees of $157. We did not incur any incentive fees for the three months ended March 31, 2016. We incurred organizational costs of $48 for the three months ended March 31, 2015. Our operating expenses were 1.50% of our average net assets for the three months ended March 31, 2016. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we, on March 31, 2016, acquired $12,500 in face value of short-term U.S. Treasury Bills with a 3% cash requirement. This transaction had the effect of increasing management fees payable to the Advisor in an amount of $31, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $161, which is equal to $0.04 per share calculated using weighted average shares outstanding for the three months ended March 31, 2016.

Net Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2016, we had net unrealized depreciation of $287 on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of $126, which is equal to ($0.03) per share calculated using weighted average shares outstanding for the three months ended March 31, 2016.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of March 31, 2016, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016, we had cash of approximately $11,818. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objectives and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. We have executed a non-binding term sheet with a potential lender for a delayed draw term loan facility, the terms of which have not been finalized.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part I. Financial Information, Item 1. Financial Statements Note B” of this quarterly report on Form 10-Q for a description of the summary of significant accounting policies.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services and with the Administrator to provide us with administrative services.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, our portfolio consisted of investments paying variable rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently 45% of our portfolio pays variable rates of interest. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and our chief financial officer who serves as our principal financial officer. Based upon that evaluation, our president and chief financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K that we filed with the SEC on March 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: May 16, 2016	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

