Form 10-Q
period 2016-06-30
Parkview Capital Credit, Inc.
filed 2016-08-12
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 000-55411

Parkview Capital Credit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2441958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd, Two Post Oak Center, 15th Floor Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (713) 622-5000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 38,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 12, 2016.

PARKVIEW CAPITAL CREDIT, INC. FORM 10Q

QUARTER ENDED JUNE 30, 2016

Table of Contents

PART I. FINANCIAL INFORMATION

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments at fair value (amortized cost $37,671 and $25,746, respectively)	$37,318	$25,500
Cash and cash equivalents	10,264	12,358
Accounts receivable	-	26
Interest receivable	233	123
Dividend receivable	110	20
Receivable for investments sold and repaid	30	958
Prepaid expenses and other assets	122	121
Total assets	$48,077	$39,106
Liabilities and stockholders' equity
Liabilities
Payable for investments purchased	$9,999	$1,472
Accounts payable and accrued expenses	110	26
Loan origination fees, net	191	130
Management fees payable	76	64
Total liabilities	10,376	1,692

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at June 30, 2016 and December 31, 2015	38	38
Additional paid-in capital	37,961	37,961
Accumulated undistributed net realized loss on investments	(30)	(18)
Accumulated undistributed net investment income (loss)	85	(321)
Net unrealized depreciation on investments	(353)	(246)
Total stockholders' equity	37,701	37,414
Total liabilities and stockholders' equity	$48,077	$39,106

Net asset value per share	$9.92	$9.85

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
Net interest income	$698	$37	$1,334	$37
Paid-in-kind interest	160	-	178	-
Dividend income	66	-	133	-
Total investment income	924	37	1,645	37
Operating expenses
Organizational expenses	-	15	-	63
Management fees	214	21	436	21
Professional fees	179	91	391	91
General and administrative expenses	227	22	384	22
Total expenses before expense waiver and provision for income taxes	620	149	1,211	197
Waiver of management fees	(25)	-	(56)	-
Provision for income taxes	84	-	84	-
Total operating expenses	679	149	1,239	197
Net investment income (loss)	245	(112)	406	(160)

Realized and unrealized loss
Net realized loss on investments	(12)	-	(12)	-
Net change in unrealized appreciation (depreciation) on investments	180	(153)	(107)	(153)
Total net realized and unrealized income (loss) on investments	168	(153)	(119)	(153)
Net increase (decrease) in net assets resulting from operations	$413	$(265)	$287	$(313)

Per share information - basic and diluted (a)
Weighted average - net increase (decrease) in net assets resulting from operations	$0.11	$(0.13)	$0.08	$(0.16)
Weighted average shares outstanding	3,800,010	2,000,010	3,800,010	2,000,010

(a)	Per share information for the three and six months ended June 30, 2015 is calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through June 30, 2015.

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity in the comparable period for the three and six months ended June 30, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Six Months Ended June 30,
	2016	2015
Increase (decrease) from operations
Net investment income (loss)	$406	$(160)
Net realized loss on investments	(12)	-
Net change in unrealized depreciation on investments	(107)	(153)
Net increase (decrease) in net assets resulting from operations	287	(313)
Capital Share Transactions
Issuance of common stock	-	20,000
Net increase in net assets from capital share transactions	-	20,000

Total increase in net assets resulting from operations	287	19,687
Net assets at beginning of period	37,414	(67)
Net assets at end of period	$37,701	$19,620

Net asset value per common share	$9.92	$9.81
Common shares outstanding, end of period	3,800,010	2,000,010

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited operating activity in the comparable period for the six months ended June 30, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$287	$(313)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
Purchases of investments	(29,848)	(10,503)
Paid-in-kind interest	(160)	-
Paydowns of investments	579	2
Sales of investments	17,488	-
Loan origination fee amortization	(16)	-
Net unrealized (appreciation) depreciation on investments	107	153
Net amortization of premiums on investments	4	1
Realized loss on sold/repaid investments	12	-
Decrease (increase) in operating assets:
Accounts receivable	26	-
Interest receivable	(110)	(20)
Dividend receivable	(90)	-
Receivable for investments sold and repaid	928	(2)
Prepaid expenses and other assets	(1)	(82)
Increase in operating liabilities:
Payable for investments purchased	8,527	7,488
Accounts payable and accrued expenses	84	97
Loan origination fees	77	-
Management fees payable	12	21
Net cash used in operating activities	(2,094)	(3,158)

Cash flows from financing activities
Issuance of common stock	-	20,000
Net cash provided by financing activities	-	20,000

Total (decrease) increase in cash and cash equivalents	(2,094)	16,842
Cash and cash equivalents at beginning of period	12,358	-
Cash and cash equivalents at end of period	$10,264	$16,842

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited operating activity in the comparable period for the six months ended June 30, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share and per share information)

June 30, 2016

Portfolio		Spread Above	Interest			Amortized Cost Fair		% of
Company (a)	Industry	Index (b)	Rate	Maturity	Principal	Value (c)	Assets	Net
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,486	3,454	3,395	9.0%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	866	867	858	2.3%
WBL SPE I, LLC	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	7.9%
Ebony Media	Media	N/A	12%, 2% PIK	5/5/2020	3,762	3,647	3,649	9.7%
Medifare	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,614	3,559	3,556	9.4%
Total Senior Secured Loans - First Lien						14,527	14,458	38.3%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,487	4,496	11.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,534	1,494	4.0%
Action Resources	Transportation	L + 15.00% PIK	16.00% PIK	4/30/2020	5,077	5,077	4,824	12.8%
Total Senior Secured Loans - Second Lien						11,098	10,814	28.7%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	1,868,600	1,869	1,869	5.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	0.0%
Medifare; Warrants	Healthcare	N/A	5	58	58	0.2%
Ebony Media; Warrants	Media	N/A	50,000	119	119	0.3%
Total Equity Investments				2,047	2,047	5.4%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost Fair Value (c)	Assets	% of Net
U.S. Government Securities
U.S. Treasury Bill (d)	0.19%	7/21/2016	10,000,000	9,999	9,999	9,999	26.5%
Total U.S. Government Securities					9,999	9,999	26.5%

Total Investments					$37,671	$37,318	99.0%
Other assets in excess of liabilities						383	1.0%
Net assets						$37,701	100.0%

(a)     With the exception of the Company’s investments in WBL SPE I, LLC and Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2016, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

(b)     The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”), which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2016. Certain investments are subject to a LIBOR interest rate floor.

(c)     The fair value of these investments is determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies.

(d)     Position or portion thereof unsettled as of June 30, 2016.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share and per share information)

December 31, 2015

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost Fair Value (c)	Assets	% of Net
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,504	3,463	3,328	8.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	903	905	899	2.4%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,492	1,508	1,488	4.0%
Offisol	Staffing	N/A	12%, 2% PIK	12/14/2017	3,502	3,502	3,502	9.4%
WBL SPE I, LLC	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	8.0%
Total Senior Secured Loans - First Lien						12,378	12,217	32.7%
Senior Secured Loans - Second Lien
Maxim Crane Works, LP (d)	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,484	4,455	11.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,051	1,995	5.3%
Action Resources	Transportation	L + 9.00%	10.00%	4/30/2020	4,963	4,963	4,963	13.3%
Total Senior Secured Loans - Second Lien						11,498	11,413	30.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Principal	Amortized Cost Fair Value (c)	Assets	% of Net
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	1,868,600	1,869	1,869	1,869	5.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	1	0.0%
Offisol; Warrants	Staffing	N/A	7	-	-	-	0.0%
Total Equity Investments					1,870	1,870	5.0%

Total Investments					$25,746	$25,500	68.2%
Other assets in excess of liabilities						11,914	31.8%
Net assets						$37,414	100.0%

(a)     With the exception of the Company’s investments in WBL SPE I, LLC and Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

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

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and six months ended June 30, 2016 and 2015 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three and six month period ended June 30, 2016.

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be a BDC until February 12, 2016, it is uncertain if the Company will qualify as a RIC for calendar year 2016. If it does not, the Company intends to change its tax year to June 30. It will file as a C-Corp for the six month period ended June 30, 2016 and then elect RIC status for the tax year ended June 30, 2017 and thereafter. The Company has recorded a tax provision for the six month period ended June 30, 2016.

Total provision for income taxes:

	For the Six Months Ended June 30
	2016	2015
Current Federal	$84	-

The recording of the provision for income taxes reduced the Company’s net asset value per share by $0.02.

There is no evidence to record a deferred tax asset on a more likely than not basis due to the limited operating history of the Company.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company has approximately $200 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. The Company had net unrealized built-in gains on two investments in its portfolio at June 30, 2016 but does not have an aggregate net unrealized built-in gain as of that date.

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

The Company may have loans or preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and six months ended June 30, 2016, the Company recognized PIK income of $160 and $178, respectively. The Company did not recognize PIK income for the three and six months ended June 30, 2015.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the statements of operations.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) will provide the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has also retained an independent valuation specialist to assist it by performing certain limited third-party valuation services. In connection with the valuation determination, investment professionals from the Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The Advisor’s management team, any approved independent third-party valuation specialist and the Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor’s management team, any approved independent third-party valuation specialist and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Board, in consultation with the Advisor’s management team and any approved independent third-party valuation specialist may consider relevant in assessing fair value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells investments. Based on the results of the benchmark analysis and the experience of management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company also uses an independent valuation firm to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Board otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells investments. The audit committee and Board reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

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

Recent Accounting Pronouncements: In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

Reclassifications: Prior period financial statement amounts have been reclassified to conform to the current period presentation.

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

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2016 and March 31, 2016, acquired $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor, all of which was waived by the Advisor. For the three and six months ended June 30, 2016, the Company incurred management fees of $189 and $380, respectively, net of the fee waiver of $25 and $56, respectively. For the three and six months ended June 30, 2015, the Company incurred management fees of $21.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and six months ended June 30, 2016 and 2015, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2016 and 2015, the Company did not accrue any incentive fees on capital gains.

During the three months ended June 30, 2016 and 2015, the Company reimbursed the Advisor $24 and $18, respectively for administrative services performed on its behalf. During the six months ended June 30, 2016 and 2015, the Company reimbursed the Advisor $53 and $18, respectively for administrative services performed on its behalf. The Company has accrued an additional $4 as of June 30, 2016 for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

Other Related Party Matters

On May 21, 2015, the SEC filed an Order Instituting Proceedings alleging violations of federal securities laws against the Company’s former Chairman, Mr. Laurence O. Gray, and Gray Financial Group, Inc., an entity controlled by Mr. Gray that manages GrayCo Alternative Partners II, LP, the Company’s largest stockholder. As a result of such order, Mr. Gray resigned from the Board and as Chairman of the Board on May 28, 2015. Additionally, Mr. Gray’s ownership in the Advisor, held through Gray & Company, was transferred back to the Advisor on May 28, 2015, leaving SKW Financial, LLC as the sole owner of the Advisor. Mr. Gray’s resignation was not the result of any matter related to the Company's operations, policies and/or practices. There is uncertainty about what impact the order against Mr. Gray may have on the Company, if any; however, management of the Company does not believe Mr. Gray's resignation or the order will have a material effect on the Company’s liquidity, financial condition or operations.

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	June 30, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Market Analytics	$3,395	9%	$3,328	13%
Staffing	-	0%	3,502	14%
Financial Services	3,000	8%	3,000	12%
Tobacco	2,352	6%	2,894	11%
Heavy Construction	4,496	12%	4,455	18%
Home Furnishings	-	0%	1,488	6%
Real Estate	1,870	5%	1,870	7%
Transportation	4,824	13%	4,963	19%
Healthcare	3,614	10%	-	0%
Media	3,768	10%	-	0%
U.S. Government Securities	9,999	27%	-	0%
	$37,318	100%	$25,500	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of June 30, 2016:

	Amortized Cost(1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$14,527	39%	$14,458	39%
Senior Secured Loans - Second Lien	11,098	29%	10,814	29%
Equity Investments	2,047	5%	2,047	5%
U.S. Government Securities	9,999	27%	9,999	27%
Total	$37,671	100%	$37,318	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2015:

	Amortized Cost(1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$14,458	$14,458
Senior Secured Loans - Second Lien	-	-	10,814	10,814
Equity Investments	-	-	2,047	2,047
U.S. Government Securities	9,999	-	-	9,999
	$9,999	$-	$27,319	$37,318

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,217	$12,217
Senior Secured Loans - Second Lien	-	-	11,413	11,413
Equity Investments	-	-	1,870	1,870
	$-	$-	$25,500	$25,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	7,173	-	177	7,350
Net realized loss	-	(12)	-	(12)
Amortization of discount (premium)	1	(5)	-	(4)
Paid in kind interest	26	134	-	160
Sales	(4,989)	-	-	(4,989)
Paydowns	(61)	(518)	-	(579)
Net change in unrealized depreciation	91	(198)	-	(107)
Fair value end of period	$14,458	$10,814	$2,047	$27,319

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(69)	$(284)	$-	$(353)

During the six months ended June 30, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of June 30, 2016:

		Valuation	Unobservable		Weighted
	Fair Value	Techniques	input	Range	Average
Senior Secured Loans - First Lien	$4,253	Market quotes	Indicative Dealer Quotes	96.8% - 100.0%	97.8%
Senior Secured Loans - First Lien	$10,205	Market comparables	Market yield (%)	96.0% - 100.3%	98.5%
			EBITDA Multiples (x)	2.25x - 5.5x	3.7	x
Senior Secured Loans - Second Lien	$5,990	Market quotes	Indicative Dealer Quotes	99.3% - 100.5%	99.8%
Senior Secured Loans - Second Lien	$4,824	Market comparables	Market yield (%)	93.0% - 96.1%	95.0%
			EBITDA Multiples (x)	6.0x - 7.0x	6.5	x
Equity Investments	$2,047	Market comparables	Market yield (%)	90.0% - 104.0%	100.0%
			EBITDA Multiples (x)	0.9x - 1.0x	1.0	x

NOTE F – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30:

	2016	2015
Per share data
Net asset value begining of period (a)	$9.85	$(0.03)
Results of operations (a)
Net investment income (loss)	0.11	(0.08)
Net realized loss on investments	(0.00)	-
Net change in unrealized depreciation on investments	(0.04)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.07	(0.16)
Capital share transactions Issuance of common stock	-	10.00
Total increase in net assets	0.07	9.84
Net asset value at end of period	$9.92	$9.81

Shares outstanding at end of period	3,800,010	2,000,010
Total return (b)	0.76%	-1.57%

Ratio/Supplemental data (c)
Net assets at end of period	37,701	19,620
Ratio of operating expenses to average net assets (d)	3.29%	1.00%
Ratio of net investment income (loss) to average net assets	1.08%	-0.81%
Portfolio turnover rate	16.68%	0.04%

(a)	Per share information for the six months ended June 30, 2016 and 2015 calculated using common stock outstanding at June 30, 2016 and 2015, respectively.
(b)	The total return for the six months ended June 30, 2016 was calculated by taking the net income of the Company for the period divided by the average net assets during the period. The total return for the six months ended June 30, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.
(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(d)	The effect of the management fee waiver is 0.15% for the six months ended June 30, 2016. There was no fee waiver during the six months ended June 30, 2015.

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited operating activity in the comparable period for the six months ended June 30, 2015.

NOTE G – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the adequacy of our financing sources and working capital;
●	the costs associated with being a public entity;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
●	our ability to attract and retain highly talented professionals that can provide services to our Advisor;
●	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company, or “BDC”, and
●	the effect of legal, tax and regulatory changes.

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

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under the administration agreement, or the Administration Agreement, with Parkview Administrator, LLC, or the Administrator;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	independent director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the Securities and Exchange Commission, or the SEC, (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $37,318 in 8 portfolio companies and treasury securities and $25,500 in 8 portfolio companies as of June 30, 2016 and December 31, 2015, respectively. Our investment activity is as follows (information presented herein is at amortized cost unless otherwise indicated):

Six Months Ended June 30, 2016
Amortized cost of investments, beginning	$25,746
Cost of investments purchased	29,848
Paid-in-kind interest	160
Paydowns of investments	(579)
Sale of investments	(17,488)
Net amortization of premium on investments	(4)
Realized loss on sold/repaid investments	(12)
Amortized cost of investments, ending	$37,671

The following table summarizes the composition of our portfolio at amortized cost and fair value as of June 30, 2016:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$14,527	39%	$14,458	39%
Senior Secured Loans - Second Lien	11,098	29%	10,814	29%
Equity Investments	2,047	5%	2,047	5%
U.S. Government Securities	9,999	27%	9,999	27%
Total	$37,671	100%	$37,318	100%

The following table summarizes the composition of our portfolio at amortized cost and fair value as of December 31, 2015:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2016, the investments in our portfolio were purchased at a weighted average price of 100.0% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of June 30, 2016, were 11.5% and 11.5%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the six months ended June 30, 2016:

New Direct Origination by Asset Class	Commitment Amount	Percentage
Senior Secured Loans - First Lien	$7,350	100%
Equity Investments	-	0%
	7,350	100%

Average New Direct Origination Commitment Amount	$3,675
Weighted Average Maturity for New Direct Originations	2.9 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	14.0%

Characteristics of All Direct Originations held in Portfolio	June 30, 2016		December 31, 2015
Number of Portfolio Companies	5		4
Average Annual EBITDA of Portfolio Companies	$12,770		$6,020
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	4.29	x	2.57	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	14.4%		12.3%

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	17,076	46%	13,335	52%
Broadly Syndicated	10,243	27%	12,165	48%
U.S. Government Securities	9,999	27%	-	0%
	37,318	100%	25,500	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	June 30, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Market Analytics	$3,395	9%	$3,328	13%
Staffing	-	0%	3,502	14%
Financial Services	3,000	8%	3,000	12%
Tobacco	2,352	6%	2,894	11%
Heavy Construction	4,496	12%	4,455	18%
Home Furnishings	-	0%	1,488	6%
Real Estate	1,870	5%	1,870	7%
Transportation	4,824	13%	4,963	19%
Healthcare	3,614	10%	-	0%
Media	3,768	10%	-	0%
U.S. Government Securities	9,999	27%	-	0%
	$37,318	100%	$25,500	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	32,494	87%	25,500	100%
3	4,824	13%	-	-
4	-	-	-	-
5	-	-	-	-
Total	$37,318	100%	$25,500	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Recent Accounting Pronouncements

Refer to “Part I. Financial Information, Item 1. Financial Statements - Note B” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements.

Results of Operations

We commenced our principal operations on April 24, 2015, commensurate with the raising of $20,000 through a sale of 2,000,000 shares of common stock.

Prior to April 24, 2015, we solely incurred expenses associated with organizational activities. Since we commenced principal operations on April 24, 2015, we had limited operating results during the three and six months ended June 30, 2015, with which to compare our operating results for the three and six months ended June 30, 2016.

Three Months Ended June 30, 2016 and 2015

Investment Income

For the three months ended June 30, 2016 and 2015, total investment income totaled $924 and 37, respectively, of which $812 and 37, respectively, was attributable to portfolio interest earned on senior secured loans (first and second lien), $66 and $0, respectively, was attributable to dividend income earned and $46 and $0, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

Operating Expenses

Total operating expenses were $679 for the three months ended June 30, 2016, and consisted of base management fees of $214, less a fee waiver of $25, professional fees of $179, other general and administrative fees of $227 and provision for taxes of $84. Total operating expenses were $149 for the three months ended June 30, 2015, and consisted of organizational expenses of $15, base management fees of $21, professional fees of $91 and other general and administrative fees of $22. We did not incur any incentive fees for the three months ended June 30, 2016 and 2015. The increase in operating expenses was driven by an increase in our portfolio as we executed our business model. Our operating expenses were 1.81% of our average net assets for the three months ended June 30, 2016. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $25 for the three months ended June 30, 2016, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income (Loss)

Our net investment income totaled $245, which is equal to $0.06 per share calculated using weighted average shares outstanding for the three months ended June 30, 2016. Our net investment loss totaled $112 for the three months ended June 30, 2015, which is equal to ($0.06) per share calculated using weighted average shares outstanding for the period from April 24, 2015 through June 30, 2015.

Net Realized Loss on Investments

For the three months ended June 30, 2016, we had net realized loss of $12 resulting from the sale of investments in our portfolio. There was no realized gain or loss for the three months ended June 30, 2015.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2016 and 2015, we had net unrealized appreciation (depreciation) of $180 and ($153), respectively, on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2016 and 2015, we recorded a net increase (decrease) in net assets resulting from operations of $413 and ($265), respectively, which is equal to $0.11 and ($0.13), respectively, per share calculated using weighted average shares outstanding for the three months ended June 30, 2016 and the weighted average shares outstanding for the period from April 24, 2015 through June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Investment Income

For the six months ended June 30, 2016 and 2015, total investment income totaled $1,645 and 37, respectively, of which $1,450 and 37, respectively, was attributable to portfolio interest earned on senior secured loans (first and second lien), $133 and $0, respectively, was attributable to dividend income earned and $62 and $0, respectively, was attributable to amortization of loan origination fees. The increase in investment income was due to the increase in the size of our portfolio.

Operating Expenses

Total operating expenses were $1,239 for the six months ended June 30, 2016, and consisted of base management fees of $436, less a fee waiver of $56, professional fees of $391, other general and administrative fees of $384 and provision for taxes of $84. Total operating expenses were $197 for the six months ended June 30, 2015, and consisted of organizational expenses of $63, base management fees of $21, professional fees of $91 and other general and administrative fees of $22. We did not incur any incentive fees for the six months ended June 30, 2016 and 2015. The increase in operating expenses was driven by an increase in our portfolio as we executed our business model. Our operating expenses were 3.29% of our average net assets for the six months ended June 30, 2016. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $56, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income (Loss)

Our net investment income totaled $406, which is equal to $0.11 per share calculated using weighted average shares outstanding for the six months ended June 30, 2016. Our net investment loss totaled $160 for the six months ended June 30, 2015, which is equal to ($0.08) per share calculated using weighted average shares outstanding for the period from April 24, 2015 through June 30, 2015.

Net Realized Loss on Investments

For the six months ended June 30, 2016, we had net realized loss of $12 resulting from the sale of investments in our portfolio. There was no realized gain or loss for the six months ended June 30, 2015.

Net Unrealized (Depreciation) on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the six months ended June 30, 2016 and 2015, we had net unrealized depreciation of $107 and $153, respectively, on our portfolio investments.

Changes in Net Assets from Operations

For the six months ended June 30, 2016 and 2015, we recorded a net increase (decrease) in net assets resulting from operations of $287 and ($313), respectively, which is equal to $0.08 and ($0.16) per share, respectively, calculated using weighted average shares outstanding for the six months ended June 30, 2016 and the weighted average shares outstanding for the period from April 24, 2015 through June 30, 2015.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of June 30, 2016, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2016, we had cash of approximately $10,264. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objectives and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $2.1 million during the six months ended June 30, 2016 was primarily driven by our investments in Ebony Media and Medifare in May 2016, offset by the repayments of Generation Brands and Offisol and a pay down by North Atlantic Trading Company.

Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. We currently do not have access to a credit facility or other forms of borrowing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, our portfolio consisted of investments paying variable rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently 41% of our portfolio pays variable rates of interest. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and our chief financial officer who serves as our principal financial officer. Based upon that evaluation, our president and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 28, 2016.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: August 12, 2016	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

