Form 10-Q
period 2016-09-30
Parkview Capital Credit, Inc.
filed 2016-11-09
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,800,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 9, 2016.

PARKVIEW CAPITAL CREDIT, INC. FORM 10Q

QUARTER ENDED SEPTEMBER 30, 2016

Table of Contents

PART I. FINANCIAL INFORMATION

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Investments at fair value (amortized cost $25,000 and $25,746, respectively)	$24,858	$25,500
Cash and cash equivalents	16,674	12,358
Accounts receivable	-	26
Interest receivable	419	123
Dividend receivable	144	20
Receivable for investments sold and repaid	25	958
Prepaid expenses and other assets	100	121
Total assets	$42,220	$39,106
Liabilities and stockholders' equity
Liabilities
Payable for investments purchased	$3,458	$1,472
Accounts payable and accrued expenses	132	24
Amount due to advisor	8	2
Loan origination fees, net	163	130
Management fees payable	86	64
Total liabilities	3,847	1,692

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at September 30, 2016 and December 31, 2015	38	38
Additional paid-in capital	37,961	37,961
Accumulated undistributed net realized loss on investments	(17)	(18)
Accumulated undistributed net investment income (loss)	532	(321)
Net unrealized depreciation on investments	(141)	(246)
Total stockholders' equity	38,373	37,414
Total liabilities and stockholders' equity	$42,220	$39,106

Net asset value per share	$10.10	$9.85

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Investment income
Net interest income	$579	$304	$1,913	$341
Paid-in-kind interest	364	-	542	-
Dividend income	67	-	200	-
Total investment income	1,010	304	2,655	341
Operating expenses
Organizational expenses	-	-	-	63
Management fees	228	126	695	147
Professional fees	196	195	587	286
General and administrative expenses	164	105	548	127
Total expenses before expense waiver and provision for taxes	588	426	1,830	623
Waiver of management fees	(25)	-	(112)	-
Provision for taxes	-	-	84	-
Total operating expenses	563	426	1,802	623
Net investment income (loss)	447	(122)	853	(282)

Realized and unrealized loss
Net realized gain on investments	13	-	1	-
Net change in unrealized appreciation (depreciation) on investments	212	(6)	105	(159)
Total net realized and unrealized income (loss) on investments	225	(6)	106	(159)
Net increase (decrease) in net assets resulting from operations	$672	$(128)	$959	$(441)

Per share information - basic and diluted (a)
Weighted average - net increase (decrease) in net assets resulting from operations	$0.18	$(0.06)	$0.25	$(0.21)
Weighted average shares outstanding	3,800,010	2,190,227	3,800,010	2,110,073

(a)	Per share information for the three and nine months ended September 30, 2015 is calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through September 30, 2015.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2016	2015

Decrease from operations
Net investment income (loss)	$853	$(282)
Net realized gain on investments	1	-
Net change in unrealized appreciation (depreciation) on investments	105	(159)
Net increase (decrease) in net assets resulting from operations	959	(441)
Capital Share Transactions
Issuance of common stock	-	23,500
Net increase in net assets from capital share transactions	-	23,500

Total increase in net assets resulting from operations	959	23,059
Net assets at beginning of period	37,414	(67)
Net assets at end of period	$38,373	$22,992

Net asset value per common share	$10.10	$9.78
Common shares outstanding, end of period	3,800,010	2,350,010

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$959	$(441)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
Purchases of investments	(34,291)	(17,021)
Paid-in-kind interest	(542)	-
Proceeds from sales and repayments of investments	35,610	41
Loan origination fee amortization	(90)	-
Net unrealized (appreciation) depreciation on investments	(105)	159
Net amortization of premiums on investments	(30)	2
Decrease (increase) in operating assets:
Accounts receivable	26	-
Interest receivable	(296)	(187)
Dividend receivable	(124)	-
Receivable for investments sold and repaid	933	(5)
Prepaid expenses and other assets	21	(121)
Increase (decrease) in operating liabilities:
Payable for investments purchased	1,986	966
Accounts payable and accrued expenses	108	(41)
Amount due to advisor	6	-
Loan origination fees	123	74
Management fees payable	22	89
Net cash provided by (used in) operating activities	4,316	(16,485)

Cash flows from financing activities
Issuance of common stock	-	23,500
Net cash provided by financing activities	-	23,500

Total increase in cash	4,316	7,015
Cash at beginning of period	12,358	-
Cash at end of period	$16,674	$7,015

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share and per share information)

September 30, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	$3,477	$3,448	$3,445	9.0%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	866	867	860	2.2%
Ebony Media (d)	Media	N/A	12%, 2% PIK	5/5/2020	3,781	3,674	3,667	9.6%
Medifare (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,651	3,604	3,593	9.4%
Total Senior Secured Loans - First Lien						11,593	11,565	30.2%

Senior Secured Loans - Second Lien
Kronos (e)	Software Services	L + 8.50%	9.75%	4/25/2020	1,500	1,537	1,533	4.0%
JD Power	Marketing Information Services	L + 8.50%	9.50%	9/7/2024	1,000	985	1,015	2.6%
American Bath (e)	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,920	1,920	5.0%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,532	1,500	3.9%
Action Resources (d)	Transportation	L + 15.00% PIK	16.00% PIK	4/30/2020	5,386	5,386	5,278	13.8%
Total Senior Secured Loans - Second Lien						11,360	11,246	29.3%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,869	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media; Warrants (d)	Media	N/A	50,000	119	119	0.3%
Medifare; Warrants (d)	Healthcare	N/A	5	58	58	0.1%
Total Equity Investments				2,047	2,047	5.3%

Total Investments				$25,000	24,858	64.8%
Other assets in excess of liabilities					13,515	35.2%
Net assets					$38,373	100.0%

(a)	With the exception of the Company’s investment in Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2016, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”), which reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of these investments is determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies.

(d)	Direct origination.

(e)	Position or portion thereof unsettled as of September 30, 2016.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share and per share information)

December 31, 2015

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	$3,504	$3,463	$3,328	8.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.75%	1/13/2020	903	905	899	2.4%
Generation Brands	Home Furnishings	L + 6.50%	7.75%	12/13/2018	1,492	1,508	1,488	4.0%
Offisol (d)	Staffing	N/A	12%, 2% PIK	12/14/2017	3,502	3,502	3,502	9.4%
WBL SPE I, LLC (d)	Financial Services	N/A	13.00%	2/28/2017	3,000	3,000	3,000	8.0%
Total Senior Secured Loans - First Lien						12,378	12,217	32.7%

Senior Secured Loans - Second Lien
Maxim Crane Works, LP (e)	Heavy Construction	L + 9.25%	10.25%	11/26/2018	4,500	4,484	4,455	11.9%
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	11.50%	7/31/2020	2,000	2,051	1,995	5.3%
Action Resources (d)	Transportation	L + 9.00%	10.00%	4/30/2020	4,963	4,963	4,963	13.3%
Total Senior Secured Loans - Second Lien						11,498	11,413	30.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,869	1,869	5.0%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	1	0.0%
Offisol; Warrants (d)	Staffing	N/A	7	-	-	-	0.0%
Total Equity Investments					1,870	1,870	5.0%

Total Investments					$25,746	25,500	68.2%
Other assets in excess of liabilities						11,914	31.8%
Net assets						$37,414	100.0%

(a)	With the exception of the Company’s investments in WBL SPE I, LLC and Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies.

(d)	Direct origination.

(e)	Position or portion thereof unsettled as of December 31, 2015.

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

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three and nine months ended September 30, 2016.

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company will not qualify as a RIC for calendar year 2016. In order to be able to make such election, the Company changed its tax year to June 30. The Company will file as a C-Corp for the six month period ended June 30, 2016 and then elect RIC status for the tax year ended June 30, 2017 and thereafter.

The Company has recorded a tax provision for the nine months ended September 30, 2016. The total provision for income taxes is as follows:

	For the Nine Months Ended September 30
	2016	2015
Current Federal	$84	-

The recording of the provision for income taxes reduced the Company’s net asset value (“NAV”) per share by $0.02.

There is no evidence to record a deferred tax asset on a more likely than not basis due to the limited operating history of the Company.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company has approximately $200 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. The Company had net unrealized built-in gains on two investments in its portfolio at June 30, 2016 but did not have an aggregate net unrealized built-in gain as of that date.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and nine months ended September 30, 2016, the Company recognized PIK income of $364 and $542, respectively. The Company did not recognize PIK income for the three and nine months ended September 30, 2015.

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

Earnings per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has retained an independent valuation specialist to assist it by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing its debt investments.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells investments. Based on the results of the benchmark analysis and the experience of management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company also uses an independent valuation firm to assist the Board in determining fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Board otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells investments. The audit committee and Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investment portfolio may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments: The carrying amounts of certain of the Company’s financial instruments, including cash, receivables, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements: In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

Reclassifications: Prior period financial statement amounts have been reclassified to conform to the current period presentation.

NOTE C – RELATED PARTY TRANSACTIONS

Advisory Agreement

On March 11, 2015, the Company entered into an investment advisory agreement with the Advisor for management services (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Board, including a majority of the directors who are not “interested persons” of the Company and the Advisor as defined in Section 2(a)(19) of the 1940 Act, at an in person meeting of the Board held in August 2015. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer. Pursuant to the Investment Advisory Agreement, the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Investment Advisory Agreement consist of a base management fee and incentive fees.

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2016 and March 31, 2016, acquired $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. There were no U.S. Treasury Bills acquired during the three months ended September 30, 2016. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the three and nine months ended September 30, 2016, the Company incurred management fees of $203 and $583, respectively, net of the fee waiver of $25 and $112, respectively. For the three and nine months ended September 30, 2015, the Company incurred management fees of $126 and $147, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and nine months ended September 30, 2016 and 2015, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2016 and 2015, the Company did not accrue any incentive fees on capital gains.

During the three months ended September 30, 2016 and 2015, the Company reimbursed the Advisor $33 and $32, respectively, for administrative services performed on its behalf. During the nine months ended September 30, 2016 and 2015, the Company reimbursed the Advisor $79 and $59, respectively, for administrative services performed on its behalf. The Company has accrued an additional $8 as of September 30, 2016 for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	September 30, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Financial Services	$-	0%	$3,000	12%
Healthcare	3,651	15%	-	0%
Heavy Construction	-	0%	4,455	18%
Home Furnishings	-	0%	1,488	6%
Manufacturing	1,920	8%	-	0%
Market Analytics	3,445	14%	3,328	13%
Marketing Information Services	1,015	4%	-	0%
Media	3,786	15%	-	0%
Real Estate	1,870	8%	1,870	7%
Software Services	1,533	6%	-	0%
Staffing	-	0%	3,502	14%
Tobacco	2,360	9%	2,894	11%
Transportation	5,278	21%	4,963	19%
	$24,858	100%	$25,500	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of September 30, 2016:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$11,593	46%	$11,565	47%
Senior Secured Loans - Second Lien	11,360	46%	11,246	45%
Equity Investments	2,047	8%	2,047	8%
Total	$25,000	100%	$24,858	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2015:

	Amortized Cost (1)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$11,565	$11,565
Senior Secured Loans - Second Lien	-	-	11,246	11,246
Equity Investments	-	-	2,047	2,047
	$-	$-	$24,858	$24,858

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,217	$12,217
Senior Secured Loans - Second Lien	-	-	11,413	11,413
Equity Investments	-	-	1,870	1,870
	$-	$-	$25,500	$25,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases of investments	7,173	4,443	177	11,793
Net realized gain	-	-	-	-
Amortization of discount (premium)	33	(3)	-	30
Paid-in-kind interest	100	442	-	542
Proceeds from sales and repayments of investments	(8,093)	(5,019)	-	(13,112)
Net change in unrealized appreciation (depreciation)	135	(30)	-	105
Fair value end of period	$11,565	$11,246	$2,047	$24,858

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to investments still held at the reporting date	$(28)	$(114)	$-	$(142)

During the nine months ended September 30, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of September 30, 2016:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$4,305	Market quotes	Indicative Dealer Quotes	98.7% - 100.5%	99.3%
Senior Secured Loans - First Lien	$7,260	Market comparables	Market yield (%)	96.0% - 100.3%	98.5%
			EBITDA Multiples (x)	2.25x - 5.5x	3.7x
Senior Secured Loans - Second Lien	$5,968	Market quotes	Indicative Dealer Quotes	96.0% - 102.6%	99.4%
Senior Secured Loans - Second Lien	$5,278	Market comparables	Market yield (%)	96.5% - 100.0%	98.0%
			EBITDA Multiples (x)	4.0x - 4.5x	4.3x
Equity Investments	$2,047	Market comparables	Market yield (%)	90.0% - 104.0%	100.0%
			EBITDA Multiples (x)	0.9x - 1.0x	1.0x

NOTE F – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30:

	2016	2015
Per share data
Net asset value begining of period (a)	$9.85	$(0.03)
Results of operations (a)
Net investment income (loss)	0.22	(0.11)
Net realized gain on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	0.03	(0.07)
Net increase (decrease) in net assets resulting from operations	0.25	(0.18)
Capital share transactions
Issuance of common stock	-	10.00
Total increase in net assets	0.25	9.82
Net asset value at end of period	$10.10	$9.78

Shares outstanding at end of period	3,800,010	2,350,010
Total return (b)	2.53%	-1.88%

Ratio/Supplemental data (c)
Net assets at end of period	38,373	22,992
Ratio of operating expenses to average net assets (d)	4.76%	5.44%
Ratio of net investment income (loss) to average net assets	2.25%	(2.46% )
Portfolio turnover rate	46.68%	0.44%

(a)	Per share information for the nine months ended September 30, 2016 and 2015 calculated using common stock outstanding at September 30, 2016 and 2015, respectively.
(b)	The total return for the nine months ended September 30, 2016 was calculated by taking the net income of the Company for the period divided by the average net assets during the period. The total return for the nine months ended September 30, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.
(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(d)	In order to meet the diversification tests required to qualify as a RIC, the Company, on June 28, 2016 and March 31, 2016, acquired $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. The effect of the management fee waiver is 0.3% for the nine months ended September 30, 2016. There was no fee waiver during the nine months ended September 30, 2015.

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

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $24,858 and $25,500 in 9 and 8 portfolio companies as of September 30, 2016 and December 31, 2015, respectively. Our investment activity for the nine months ended September 30, 2016 is as follows (information presented herein is at amortized cost unless otherwise indicated):

Amortized cost of investments, beginning	$25,746
Cost of investments purchased	34,291
Paid-in-kind interest	542
Proceeds from sales and repayments of investments	(35,610)
Net amortization of premium on investments	30
Realized gain on sold/repaid investments	1
Amortized cost of investments, ending	$25,000

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the investments in our portfolio were purchased at a weighted average price of 99.7% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of September 30, 2016, were 11.39% and 11.37%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the nine months ended September 30, 2016:

	Commitment
New Direct Origination by Asset Class	Amount	Percentage
Senior Secured Loans - First Lien	$7,350	100%
Equity Investments	-	0%
	$7,350	100%

Average New Direct Origination Commitment Amount	$3,675
Weighted Average Maturity for New Direct Originations	2.6 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	14.0%

	September 30,	December 31,
Characteristics of All Direct Originations held in Portfolio	2016	2015
Number of Portfolio Companies	4	4
Average Annual EBITDA of Portfolio Companies	$6,490	$6,020
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	7.58x	2.57x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	14.7%	12.3%

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$14,585	59%	$13,335	52%
Broadly Syndicated	10,273	41%	12,165	48%
	$24,858	100%	$25,500	100%

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D” of this quarterly report on Form 10-Q for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such strategies.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	19,580	79%	25,500	100%
3	5,278	21%	-	-
4	-	-	-	-
5	-	-	-	-
Total	$24,858	100%	$25,500	100%

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

Three Months Ended September 30, 2016 and 2015

Investment Income

For the three months ended September 30, 2016 and 2015, total investment income totaled $1,010 and $304 respectively, of which $915 and 304, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $67 and $0, respectively, was attributable to dividend income earned and $28 and $0, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

For the three months ended September 30, 2016 and 2015, $364 and $0 of our total investment income constituted PIK interest. As of September 30, 2016, three of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. As of September 30, 2015, none of our investments paid PIK interest.

Operating Expenses

Total operating expenses were $563 for the three months ended September 30, 2016, and consisted of base management fees of $228 (less a fee waiver of $25) professional fees of $196 and other general and administrative fees of $164. Total operating expenses were $426 for the three months ended September 30, 2015, and consisted of base management fees of $126, professional fees of $195 and other general and administrative fees of $105. We did not incur any incentive fees for the three months ended September 30, 2016 and 2015. The increase in operating expenses was driven by an increase in our portfolio as we executed our business model. Our operating expenses were 1.48% and 2.00% of our average net assets for the three months ended September 30, 2016 and 2015, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 in face value of short-term U.S. Treasury Bills on June 28, 2016. This transactions had the effect of increasing management fees payable to the Advisor in an amount of $25 for the three months ended September 30, 2016, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income (Loss)

Our net investment income totaled $447, which is equal to $0.12 per share calculated using weighted average shares outstanding for the three months ended September 30, 2016. Our net investment loss totaled $122 for the three months ended September 30, 2015, which is equal to ($0.06) per share calculated using weighted average shares outstanding for the period from April 24, 2015 through September 30, 2015.

Net Realized Gain on Investments

For the three months ended September 30, 2016, we had net realized gain of $13 resulting from the sale of investments in our portfolio. There was no realized gain or loss for the three months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2016, we had net unrealized appreciation on our portfolio of $212 and for the three months ended September 30, 2015, we had net unrealized depreciation of $6.

Changes in Net Assets from Operations

For the three months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $672, which is equal to $0.18 per share calculated using weighted average shares outstanding for the three months ended September 30, 2016. For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $128, which is equal to ($0.06) per share using the weighted average shares outstanding for the period from April 24, 2015 through September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Investment Income

For the nine months ended September 30, 2016 and 2015, total investment income totaled $2,655 and $341, respectively, of which $2,365 and 341, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $200 and $0, respectively, was attributable to dividend income earned and $90 and $0, respectively, was attributable to amortization of loan origination fees. The increase in investment income was due to the increase in the size of our portfolio.

For the nine months ended September 30, 2016 and 2015, $542 and $0 of our total investment income constituted PIK interest. As of September 30, 2016, three of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. As of September 30, 2015, none of our investments paid PIK interest.

Operating Expenses

Total operating expenses were $1,802 for the nine months ended September 30, 2016, and consisted of base management fees of $695 (less a fee waiver of $112) professional fees of $587, other general and administrative fees of $548 and provision for taxes of $84. Total operating expenses were $623 for the nine months ended September 30, 2015, and consisted of organizational expenses of $63, base management fees of $147, professional fees of $286 and other general and administrative fees of $127. We did not incur any incentive fees for the nine months ended September 30, 2016 and 2015. The increase in operating expenses was driven by an increase in our portfolio as we executed our business model. Our operating expenses were 4.76% of our average net assets for the nine months ended September 30, 2016. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. There were no U.S. Treasury Bills acquired during the three months ended September 30, 2016. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $112, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income (Loss)

Our net investment income totaled $853, which is equal to $0.22 per share calculated using weighted average shares outstanding for the nine months ended September 30, 2016. Our net investment loss totaled $282 for the nine months ended September 30, 2015, which is equal to ($0.13) per share calculated using weighted average shares outstanding for the period from April 24, 2015 through September 30, 2015.

Net Realized Gain on Investments

For the nine months ended September 30, 2016, we had net realized gain of $1 resulting from the sale of investments in our portfolio. There was no realized gain or loss for the nine months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended September 30, 2016, we had net unrealized appreciation on our portfolio of $105 and for the nine months ended September 30, 2015, we had net unrealized depreciation of ($159).

Changes in Net Assets from Operations

For the nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $959, which is equal to $0.25 per share using weighted average shares outstanding for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $441, which is equal to ($0.21) per share using the weighted average shares outstanding for the period from April 24, 2015 through September 30, 2015.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of September 30, 2016, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2016, we had cash of approximately $16,674. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The increase in cash of $4,316 during the nine months ended September 30, 2016 was primarily driven by a pay down by North Atlantic Trading Company and the repayments of WBL SPE I, LLC, Maxim Crane Works, LP, Generation Brands and Offisol offset by our investments in Ebony Media and Medifare in May 2016 and JD Power in September 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, our portfolio consisted of investments paying variable rates and fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently 63% of our portfolio pays variable rates of interest. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

Other than the risk factors noted below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 28, 2016.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, for the three and nine months ended September 30, 2016, 36% and 20% of our total investment income consisted of PIK interest. Because PIK interest received by us is included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

PIK interest payments we receive increases our assets under management and, as a result, increases the amount of base management fees and incentive fees payable by us to our Advisor.

For the three and nine months ended September 30, 2016, 36% and 20% of our total investment income consisted of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest has the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Advisor is based on the value of our gross assets, the receipt by us of PIK interest results in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest causes such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Advisor.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: November 9, 2016	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

