Form 10-K
period 2016-12-31
Parkview Capital Credit, Inc.
filed 2017-03-20
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2016, there were approximately 3,800,010 shares of common stock of Parkview Capital Credit, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $38,000,100, assuming a market value of $9.92 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,800,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on March 17, 2017.

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect for U.S. federal income tax purposes to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ending June 30, 2017. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

We raise capital through a private offering of our shares of common stock in order to acquire a portfolio of debt and equity investments consistent with our investment objective and our investment strategy. Parkview Advisors, LLC, a Delaware limited liability company (our “Advisor”) serves as our investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement our Advisor provides significant credit analysis, structuring capability and transactional experience for us.

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

We will seek to maximize the total return to our stockholders by:

●	accessing the extensive origination channels that have been developed and established by the investment professionals of our Advisor, which includes long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;
●	investing in what we believe to be companies with strong business fundamentals, generally within our lower middle-market company focus;
●	focusing on a variety of industry sectors;
●	directly originating loans to portfolio companies and participating in broadly syndicated financings;
●	applying a disciplined investment process and underwriting standards that our Advisor’s investment professionals have developed over their extensive investing careers; and
●	capitalizing upon the experience and resources of our Advisor’s investment professionals to monitor investments.

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

Our Portfolio

As of March 17, 2017, our investment portfolio principal (excluding our investment in U.S. Treasury Bills) totaled $34.8 million and consisted of $14.9 million, or 42.7%, in first lien senior secured debt, $18.0 million, or 52.0%, in second lien senior secured debt and $1.9 million, or 5.3%, in equity investments.

The following is our investment portfolio as of March 17, 2017 (in thousands):

Portfolio Company	Industry	Security Type	Principal
Action Resources	Transportation	Second lien secured term loan	$5,592
American Bath Group, LLC	Manufacturing	Second lien secured term loan	2,000
Anchor Glass Container Corporation	Manufacturing	Second lien secured term loan	500
Ebony Media Holdings, LLC	Media	First lien secured term loan and warrants	6,705
InfoGroup, Inc.	Market Analytics	First lien secured term loan	3,467
J.D. Power & Associates	Marketing Information Service	Second lien secured term loan	1,000
Langham Creek LLC	Real Estate	Preferred and common units	1,870
Medi-fare Drug & Pharmacetical Compounding, LLC	Healthcare	First lien secured term loan and warrants	3,689
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	First and second lien secured term loans	2,000
Lionbridge Technologies, Inc.	Technology	Second lien secured term loan	2,000
Rocket Software, Inc.	Software	Second lien secured term loan	1,000
Transportation Demand Management, LLC	Transportation	Second lien secured term loan and warrants	5,000
			$34,823

Our Advisor

Our Advisor acts as our investment adviser. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor is owned by SKW Financial, LLC, an entity controlled by Keith W. Smith, our President and Chief Executive Officer. As a result, Mr. Smith is the indirect owner of our Advisor and controls its operations. Our Advisor sources and manages our portfolio through a team of investment professionals, led by Mr. Smith. Mr. Smith has substantial experience in credit origination having previously served as Managing Director with Capital Point Partners where he invested and/or realized more than $150 million in direct lending in first lien, second lien and mezzanine investments as well as complementary minority equity investments. Prior to Capital Point, Mr. Smith worked for Rabobank International (“RI”), as a Vice President and Portfolio Manager, where he was involved in direct lending and structured credit bank assets of more than $2 billion for one of RI’s special investment vehicles.

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

The Management Fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the Management Fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when we incur debt or use leverage. For each of the first two months of operations, the Management Fee was calculated based on the value of our gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following our first two months of operations, the Advisory Agreement provides that the Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed months. We have clarified our Management Fee calculation so that the Management Fee is calculated by averaging the value of our gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management Fees for any partial month are appropriately prorated.

The Incentive Fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the Incentive Fee is outlined below.

The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses reimbursed to Parkview Administrator LLC (our “Administrator”) or Advisor under the Administration Agreement or Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from issuances of our common stock (including our distribution reinvestment plan, if established) reduced for distributions to investors that represent a return of capital. The calculation of the incentive fee on income for each quarter is as follows:

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

Prior to our election to be regulated as a BDC, the Advisory Agreement was re-approved by our Board, including by a majority of our Independent Directors, at an in-person meeting of the Board called for that purpose. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Advisory Agreement will automatically terminate in the event of assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Administration Agreement

On March 11, 2015, we entered into an Administration Agreement with Parkview Administrator, LLC, or the Administrator, which we refer to as the “Administration Agreement,” under which the Administrator will provide administrative services to us. These services may include providing office space to us, providing us with equipment and office services, maintaining our financial records, preparing reports to our stockholders and reports filed with the SEC and managing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the Administration Agreement. We will also reimburse the Administrator for the allocable portion of the compensation paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). See “—Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred and paid by the Administrator on our behalf. During the years ended December 31, 2016 and 2015, the Administrator did not provide any administrative services to us and was not reimbursed for any expenses made on our behalf.

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

Large Pools of Uninvested Private Equity Capital should Drive Future Transaction Velocity. According to industry sources, as of December 31, 2016, there was approximately $124 billion of uninvested capital raised by private equity funds with under $500 million of assets under management. As a result, we expect that private equity firms will remain active investors in lower middle-market companies. Private equity funds generally seek to leverage their investments by combining their equity capital with senior secured loans and/or mezzanine debt, or subordinated debt that is not secured by collateral, provided by other sources. We believe that our investment strategy positions us well to partner with such private equity investors, although there can be no assurance that we will be successful in this regard. Although our interests may not always be aligned with the private equity sponsors of our portfolio companies given their positions as the equity holders and our position as the debt holder in our portfolio companies, we believe that private equity sponsors will provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

Specialized Lending Requirements. Lending to small and lower middle-market companies requires in depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to small and lower middle-market companies. For example, based on the experience of our Advisor’s investment professionals, lending to small and lower middle-market companies in the United States: (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies; (b) requires specialized due diligence and underwriting capabilities; and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through our Advisor, we have the experience and expertise to meet these specialized lending requirements.

Competitive Advantages

Experienced Management Team. The investment professionals of our Advisor have prior experience in investment and management positions at investment banks, commercial banks and privately held companies, and the investment professionals of our Advisor have invested and/or managed portfolios with debt and equity securities of primarily lower middle-market companies. We believe this experience provides our Advisor with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this positions our Advisor to effectively identify, assess, structure and monitor our investments.

Strong Transaction Sourcing Network. Our President and Chief Executive Officer, Keith W. Smith, has an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries, law firms, accountants and management teams of privately owned businesses. We believe that these relationships will continue to generate new investment opportunities and proprietary deal flow.

Flexible Financing Solutions. We offer a variety of financing structures to meet the custom needs of our portfolio companies, including among investment types and investment terms. Our investments in our portfolio companies may take the form of first and second lien senior secured debt, unsecured mezzanine debt, convertible debt or subordinated debt, often coupled with an equity or equity-like component to increase the total investment return profile. We believe our ability to offer a variety of financing arrangements makes us an attractive partner to lower middle-market companies and enables our Advisor to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure.

Rigorous Underwriting Policies and Active Portfolio Management. Our Advisor has implemented rigorous underwriting policies that it follows in each transaction. These policies include an extensive review and credit analysis of portfolio companies, historical and projected financial performance, as well as an assessment of the portfolio company’s business model and forecasts that are designed to assess investment prospects via a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness. In addition, we structure our debt investments with protective financial covenants, designed to proactively address changes in a portfolio company’s financial performance. Covenants are negotiated before an investment is completed and are based on the projected financial performance of the portfolio company. These processes are designed to, among other things, provide us with an assessment of the ability of the portfolio company to repay its debt at maturity. After investing in a portfolio company, we monitor the investment closely, receiving financial statements on at least a quarterly basis as well as annual audited financial statements. We analyze and discuss in detail the portfolio company’s financial performance with management in addition to attending regular board meetings. We believe that our initial and ongoing portfolio review process will allow us to identify and maintain superior risk adjusted return opportunities in our target portfolio companies.

Minimize Portfolio Concentration. While we focus our investments in lower middle-market companies, we seek to diversify our portfolio across various industries, geographic sectors and financial sponsors. We actively monitor our investment portfolio to ensure we are not overly concentrated across industries, geographic sectors or private equity or other sponsors. By monitoring our investment portfolio in this manner we seek to reduce the effects of economic downturns associated with any particular industry sector or geographic region.

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

Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets and are well positioned to capitalize on growth opportunities. We also seek to invest in companies that we believe exhibit a sustainable competitive advantage vis-a-vis their competitors, which may help to protect their market position and profitability.

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

Visible Exit Strategy. We invest in companies that we believe will provide a steady stream of cash flow to repay our loans while reinvesting in their respective businesses. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We seek to execute each investment with a visible and articulated exit strategy determined by a variety of factors, including the company’s financial position, anticipated growth dynamics and the prevailing mergers and acquisitions environment.

Monitoring

Portfolio Monitoring

Our Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, our Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, our Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. Our Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the portfolio company’s operating performance and prospects. Our Advisor may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

Our Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that the investment professionals of our Advisor determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, our Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	38,095	91%	25,500	100%
3	-	-	-
4	3,859	9%	-	-
5	-	-	-	-
Total	$41,954	100%	$25,500	100%

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

Investment Committee

Each investment opportunity requires the unanimous approval of our Advisor’s Investment Committee, which is currently comprised of Keith W. Smith, our President and Chief Executive Officer, Gavin E. Stewart, a Director of our Advisor and M. Duyen Le, a Director of our Advisor. Our Advisor intends to hire additional employees as our operations expand and may add personnel to its Investment Committee.

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

We, either directly or through reimbursement to our Advisor, will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under the Advisory Agreement or Administration Agreement;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	independent director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we reimburse our Advisor for the allocable portion of the compensation paid by our Advisor to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). All of these expenses will ultimately be borne by our stockholders.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of our Advisor, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Except for Mr. Jacobson, our Chief Financial Officer and Treasurer, and Ms. Hart, our Chief Compliance Officer, both of whom have been contracted by our Advisor to provide services on our behalf, each of our executive officers is employed by our Advisor or its affiliates. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor or its affiliates.

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

Code of Ethics

We and our Advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes joint procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally does not permit investments by our employees or employees of our Advisor in securities that may be purchased or held by us. The code of ethics has been incorporated by reference to this annual report on Form 10-K. You may also review our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC), depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and our investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us: (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by law or in connection with regulatory or law enforcement inquiries; or (iii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or Company transactions.

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

Reporting Obligations

We are a reporting company under the Exchange Act and are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

We maintain a website at www.parkviewcapitalcredit.com through which we make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge. You may also obtain such information by contacting us, in writing at: Parkview Capital Credit, Inc., Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056, or by telephone at (713) 622-5000. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e- mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships and other pass-through entities, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;
●	a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;
●	a trust if (a) a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person for federal income tax purposes; or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” generally is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisers with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, including the potential application of U.S. withholding taxes, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Classification of the Company as Corporation for Tax Purposes

We were incorporated under the laws of the State of Maryland on November 25, 2014, and have been treated as a corporation under Subchapter C of the Code.

Election to be Taxed as a RIC

As a BDC, we intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our tax year ending June 30, 2017. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”.)

Taxation as a RIC

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, generally defined as net long-term capital gains in excess of net short-term capital losses, we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax (“Excise Tax Avoidance Requirement”).

To qualify as a RIC for federal income tax purposes, we must, among other things:

●	continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities the (“90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

(i)	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

(ii)	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more “qualified publicly-traded partnerships,” (the “Diversification Tests”).

Prior to 2016, we did not qualify as a RIC and were taxed as a Subchapter C corporation for both 2014 and 2015. Because we did not elect to be regulated as a BDC until February 12, 2016, we will not qualify as a RIC for calendar year 2016. We changed our tax year to June 30 and filed as a Subchapter C corporation for the six month period ended June 30, 2016. We intend to elect RIC status for the tax year ended June 30, 2017 and thereafter.

As a result of converting from a Subchapter C corporation to a RIC, we are required to pay a corporate-level U.S. federal income tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion to the extent that such gains are recognized by us during the applicable recognition period, which is the five-year period beginning on the date of conversion.

Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in the applicable period, the amount of realized gain (loss), the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gain will be an expense that will reduce the amount available for distribution to our stockholders.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

We intend to invest a portion of our net assets in below investment grade instruments (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation), which are often referred to as “junk” bonds. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary to seek to ensure that we distribute sufficient income so that we do not become subject to U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In the event we invest in non-U.S.securities, we may be subject to withholding and other non-U.S taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the non-U.S.taxes paid by the Company.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions would be eligible for the preferential maximum rate applicable to individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

The remainder of this discussion assumes that we qualify as a RIC and satisfy the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 20% provided that we properly report such distribution as “qualifying dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of distributions paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are generally subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We (or if a U.S. stockholder holds shares through an intermediary, such intermediary) will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of distributions, if any, eligible for the preferential maximum rate). Distributions paid by us generally will not be eligible for the dividends-received deduction. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

Recent legislation requires reporting of adjusted cost basis information for covered securities, which generally include shares of a RIC acquired after January 1, 2012, to the IRS and to taxpayers. The tax regulations require that we elect a default tax identification methodology to perform the required reporting. We have chosen the first-in-first-out (“FIFO”) method as the default tax lot identification method for our stockholders. This is the method we will use to determine which specific shares are deemed to be sold when a stockholder’s entire position is not sold in a single transaction and is the method in which “covered” share sales will be reported on a stockholder’s Form 1099. However, at the time of purchase or upon the sale of “covered” shares, stockholders may generally choose a different tax lot identification method. Stockholders should consult a tax advisor with regard to their personal circumstances as the Company and its service providers do not provide tax advice. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Limitation on Deduction for Certain Expenses

If our stock is not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. stockholder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the stockholder had incurred them directly. We do not expect our stock to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-shareholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected stockholders will be required to take into account as income an amount equal to their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law.

Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Backup Withholding

We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 28%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Reportable Transactions Reporting

If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. stockholders. Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

In addition, with respect to certain distributions made by RICs to Non-U.S. stockholders, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains recognized by a Non-U.S. stockholder upon the sale of our common stock, generally will not be subject to federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States, or such Non-U.S. stockholder in the United States or (ii) in the case of an individual stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

Backup Withholding. A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to U.S. federal withholding tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. stockholders may also be subject to U.S. estate tax with respect to their investment in our common stock.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends, and the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends received after December 31, 2018. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required, such as W-8BEN, W-8BEN-E or other applicable series W-8.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

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

We are a recently-formed company with limited operating history.

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

The net asset value of our common stock may fluctuate significantly.

The net asset value of our shares of common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC status (once obtained) or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may result in dilution to our current stockholders. The 1940 Act also limits our ability to issue debt and preferred stock (“senior securities”) to amounts such that our asset coverage ratio is at least 200% of assets less liabilities and other indebtedness. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distribution payments. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the Management Fee we pay to our Advisor is payable based on our gross assets, including those assets acquired through the use of leverage. See “— The advisory fee structure we have with our Advisor may create incentives that are not fully aligned with the interests of our stockholders.”

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2016, 96% of our total assets are qualifying assets.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are limited by the 1940 Act with respect to the proportion of our assets that we may invest in the securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of any of our portfolio companies. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

We operate in a highly competitive market for investment opportunities.

Other entities, including commercial banks, commercial financing companies, other BDCs and insurance companies compete with us to make the types of investments that we plan to make in lower middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. As a result, it may be difficult for us to locate attractive investment opportunities.

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

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as PIK interest or deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to qualify as a RIC after we achieve such status. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

We will incur corporate-level income tax costs if we are unable to qualify as a RIC for U.S. tax purposes or if we are not able to distribute substantially all of our investment company taxable income in a timely fashion. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

●	We must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, which consists of net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In the event we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
●	We must derive at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
●	We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements in order to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

In certain cases, we may recognize income before or without receiving cash representing the income. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may delay distributions during a year until we generate cash or we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

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

For the year ended December 31, 2016, 23% of our total investment income consisted of PIK interest. Because PIK interest and any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

For the year ended December 31, 2016, 23% of our total investment income consisted of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest has the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Advisor is based on the value of our gross assets, the receipt by us of PIK interest results in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest causes such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Advisor.

As of the date hereof, we are controlled by a small number of stockholders, each of whom have the ability to control or significantly influence our operations.

As of February 2, 2017, GrayCo Alternative Partners II, LP, a private fund managed by Consequent Capital Management, LLC, owns approximately 65.8% of our issued and outstanding common stock. In addition, a second investor, District 1199J New Jersey Healthcare Employers Pension Fund, owns approximately 34.2% of our issued and outstanding common stock. While we are engaged in a private offering of shares and anticipate accepting subscriptions from additional investors, there can be no assurances that additional subscriptions will be received and accepted. Unless and until we raise significantly more capital in our private offering, GrayCo Alternative Partners II, LP will maintain a controlling interest in our operations and District 1199J New Jersey Healthcare Employers Pension Fund will have the ability to significantly influence our operations.

You may be subject to filing requirements under the Exchange Act as a result of your investment in the Company.

Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increase to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

You may be subject to the short-swing profits rules under the Exchange Act as a result of your investment in the Company.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock within a six-month period.

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

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, widespread redemption requests, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar or worse disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by us, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and the companies we invest in, which could restrict our investment activities and impede our ability to effectively achieve their investment objectives.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. The Federal Open Market Committee of the Federal Reserve has indicated its belief that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and that the federal funds rate will likely remain, for some time, below levels that are expected to prevail in the longer run.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the law is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, including any changes mandated by the new presidential administration, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Our Advisor has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

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

Investing in lower middle-market companies involves a number of significant risks, including:

●	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
●	some of our portfolio companies will conduct business in regulated industries that are susceptible to regulatory changes.

A portion of our debt securities may be rated below investment grade, or of comparative quality, and may be considered speculative.

Typically, the debt in which we invest will not be rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade The lower grade investments in which we invest may be rated below investment grade by one or more nationally recognized statistical rating agencies at the time of investment or may be unrated but determined by our Advisor to be of comparable quality. Loans or debt securities rated below investment grade are considered speculative with respect to the issuer’s capacity to pay interest and repay principal.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of our portfolio companies in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Board with assistance from our Advisor. The Board has retained an independent valuation provider to assist it by performing certain limited third-party valuation services for directly originated loans in our portfolio. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Advisor in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to accurately value our portfolio investments and could lead to undervaluation or overvaluation of our shares of common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

Until we raise significant amounts of capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. tax purposes, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our stockholders will not have input into the investment decisions made by our Advisor’s Investment Committee.

Our investments are selected by our Advisor’s investment professionals, subject to the approval of its Investment Committee, and our stockholders will not have input into our investment decisions. These factors increase the uncertainty, and possibly also the risk, of investing in our common stock as compared with an established portfolio and operating history. Depending on the size of a subscription received in our private offering, we anticipate that it may take three to six months to deploy substantially all of such proceeds in accordance with our investment objective and pursuant to our investment strategies. Pending these investments, we intend to temporarily invest the net proceeds from our private offering in cash, cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment. We expect these temporary investments to earn yields substantially lower than the income we expect to receive from our targeted investments in lower middle-market companies.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

As of December 31, 2016, approximately 34% of our portfolio consisted of debt investments based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments.

Certain investments that we may make may include warrants or other equity-linked securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of: (a) the last day of the fiscal year: (i) in which we have total annual gross revenue of at least $1.0 billion; or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Federal Income Tax Risks

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

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock, nor can we give any assurance that one will develop. As of the date hereof, none of our shares of common stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our common stock. In addition, as of the date hereof, we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans.

Holders

Set forth below is a chart describing the classes of our securities outstanding as of March 17, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	50,000,000	—	3,800,010

As of March 17, 2017, we had 3 record holders of our common stock.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On December 19, 2016, our board of directors authorized the declaration of a cash distribution of approximately $1.1 million for the fiscal year ending December 31, 2016 (the “Distribution”), an amount equal to $0.28 per share of common stock, to be paid to the Company’s stockholders of record as of the close of business on December 20, 2016, which was paid on December 21, 2016. There were no distributions paid during the years ended December 31, 2015 and 2014.

Valuation of Portfolio Securities

We will determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Board with the assistance of our Advisor and a third party valuation firm. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The Board may retain an independent valuation provider to assist it by performing certain limited third-party valuation services. The participation of our Advisor in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

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

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2016 and 2015, and for the period from November 25, 2014 (date of inception) to December 31, 2014, is derived from our consolidated financial statements which have been audited by Mazars USA LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,	Year Ended December 31,	For the Period From November 25, 2014 (date of inception) to December 31,
	2016	2015	2014

Investment income	$3,592	$863	$-
Operating expenses
Total expenses	2,436	1,118	67
Less: Waiver of management fees	(142)	-	-
Net expenses	2,294	1,118	67
Net investment income (loss)	1,298	(255)	(67)
Total net realized and unrealized loss	(1,870)	(264)	-
Net decrease in net assets resulting from operations	$(572)	$(519)	$(67)
Per share information - basic and diluted
Net investment income (loss) (a)	$0.34	$(0.11)	(d)
Net decrease in net assets resulting from operations (a)	$(0.15)	$(0.23)	(d)
Distributions declared (b)	$0.28	$-	$-
Balance sheet data:
Total assets	$48,125	$39,106	$-
Total net assets	$35,765	$37,414	$(67)
Other data:
Total return based on net asset value (c)	-1.56%	-1.37%	(d)
Number of portfolio company investments at period end	11	8	-
Total portfolio investments for the period	$29,955	$25,500	$-
Proceeds from sales and prepayments of investments	$37,108	$1,098	$-

(a)	For 2016, the per share data was derived by using the weighted average shares outstanding during the period. Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.
(b)	The per share data for distributions reflects the actual amount of distributions declared and paid per share during the applicable period.
(c)	The total return for the year ended December 31, 2016 was calculated by taking the net income of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.
(d)	Information was not calculated for the period from November 25, 2014 (date of inception) to December 31, 2014 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	The effect of an economic downturn on our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	a contraction of available credit, which could impair our lending and investment activities;
●	interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives;
●	competition with other entities for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the costs associated with being a public entity;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
●	our ability to attract and retain highly talented professionals that can provide services to our Advisor and Administrator;
●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code and as a BDC; and
●	the effect of legal, tax and regulatory changes.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements, or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which preclude civil liability for certain forward looking statements are not applicable to us since we are a BDC regulated under the Investment Company Act of 1940 (the “1940 Act”).

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We filed an election to be regulated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC, for federal income tax purposes beginning with our tax year ending June 30, 2017. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under our Advisory Agreement or Administration Agreement;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	independent director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). All of these expenses will ultimately be borne by our stockholders.

Portfolio and Investment Activity

We commenced operations on April 24, 2015 and made our first investment on April 30, 2015. The fair value of our investments was approximately $29,955 (excluding $11,999 held in U.S. Treasury Bills) and $25,500 in 11 and 8 portfolio companies as of December 31, 2016 and 2015, respectively. Our investment activity for the years ended December 31, 2016 and 2015 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	2016	2015
Amortized cost of investments, beginning	$25,746	$-
Cost of investments purchased	54,563	26,863
Paid-in-kind interest	821	2
Proceeds from sales and repayments of investments	(37,108)	(1,098)
Net amortization of premium on investments	48	(3)
Realized loss on sold/ repaid investments	(34)	(18)
Amortized cost of investments, ending	$44,036	$25,746

Refer to “Part II. Financial Information, Item 8. Financial Statements and Supplementary Data – Note F” of this annual report on Form 10-K for a summary of the composition of our portfolio at amortized cost and fair value as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the investments in our portfolio were purchased at a weighted average price of 99.6% and 100.1% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of December 31, 2016, were 11.6% and 11.3%, respectively and as of December 31, 2015, were 10.3% and 10.3%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding our direct originations for the year ended December 31, 2016:

	December 31,
New Direct Originations	2016	2015
Total Commitments (including unfunded commitments)	$14,150	$13,370
Paid in Kind Interest	155	2
Investment Paydowns	-	(37)
Net Direct Origination	14,305	13,335

	December 31, 2016		December 31, 2015
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$9,150	65%	$6,500	49%
Senior Secured Loans - Second Lien	5,000	35%	5,000	37%
Equity Investments	-	0%	1,870	14%
	14,150	100%	13,370	100%

	2016	2015
Average New Direct Origination Commitment Amount	$3,538	$3,343
Weighted Average Maturity for New Direct Originations	3.16 years	2.09 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	14.0%	12.3%

	December 31,
Characteristics of All Direct Originations held in Portfolio	2016		2015
Number of Portfolio Companies	5		4
Average Annual EBITDA of Portfolio Companies	$5,800		$6,020
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	6.53	x	2.57	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	14.5%		12.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$19,688	47%	$13,335	52%
Broadly Syndicated	10,267	24%	12,165	48%
U.S. Government Securities	11,999	29%	-	0%
	$41,954	100%	$25,500	100%

Refer to “Part II. Item 8. Financial Statements and Supplementary Data – Note F” of this annual report on Form 10-K for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such industries.

Recent Accounting Pronouncements

Refer to “Part II. Item 8. Financial Statements and Supplementary Data- Note B” of this annual report on Form 10-K for a description of recent accounting pronouncements.

Results of Operations

We commenced our principal operations on April 24, 2015, commensurate with the raising of $20,000 through a sale of 2,000,000 shares of common stock. Prior to April 24, 2015, we solely incurred expenses associated with organizational activities. Since we commenced principal operations on April 24, 2015, we have no periods prior to 2015 with which to compare our operating results.

Years Ended December 31, 2016 and 2015

Investment Income

For the years ended December 31, 2016 and 2015, total investment income totaled $3,592 and $863, respectively, of which $2,397 and $831, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $268 and $20, respectively, was attributable to dividend income earned and $106 and $10, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

For the years ended December 31, 2016 and 2015, $821 and $2 of our total investment income constituted PIK interest. As of December 31, 2016, five of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. As of December 31, 2015, one of our investments paid a portion of its interest payment in the form of PIK interest.

Operating Expenses

Total operating expenses were $2,294 for the year ended December 31, 2016, and consisted of base management fees of $922 (less a fee waiver of $142), professional fees of $773, other general and administrative expenses of $710 and provision for taxes of $31. Total operating expenses were $1,118 for the year ended December 31, 2015, and consisted of base management fees of $307, professional fees of $471, other general and administrative expenses of $277 and organizational costs incurred before commencing principal operations of $63. We did not incur any incentive fees for the years ended December 31, 2016 and 2015. Our operating expenses were 6.27% and 5.99% of our average net assets for the years ended December 31, 2016 and 2015, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $12,000, $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on December 29, 2016, June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $142, all of which was waived by the Advisor. There were no such transactions for the year ended December 31, 2015. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income (Loss)

Our net investment income totaled $1,298, which is equal to $0.34 per share calculated using weighted average shares outstanding for the year ended December 31, 2016. Our net investment loss totaled $255 for the year ended December 31, 2015, which is equal to ($0.11) per share calculated using weighted average shares outstanding from commencement of our operations on April 24, 2015 through December 31, 2015.

Net Realized Loss on Investments

For the years ended December 31, 2016 and 2015, we had net realized losses of $34 and $18, respectively resulting from the sale of investments in our portfolio.

Net Unrealized Depreciation on Investments

Net unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2016 and 2015 we had net unrealized depreciation of $1,836 and $246, respectively. The majority of the unrealized depreciation stems from our investment in Action Resources, which was marked at 69% of par value during the quarter ended December 31, 2016.

Changes in Net Assets from Operations

For the year ended December 31, 2016, we recorded a net decrease in net assets resulting from operations of $572, which is equal to ($0.15) per share calculated using weighted average shares outstanding. For the year ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $519, which is equal to ($0.23) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had cash and cash equivalents of approximately $5,491 and $12,358, respectively. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and our investment strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $6,867 during the year ended December 31, 2016 was primarily driven by our investments in Ebony Media Holdings, LLC and Medi-fare Drug & Pharmaceutical Compounding, LLC in May 2016, JD Power and Associates in September 2016, and investments in American Bath Group, LLC, and Rocket Software in October 2016, Ebony Media Holdings, LLC in November 2016 and Anchor Glass Container Corporation in December 2016, offset by a pay down by Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.) and the repayments of WBL SPE I, LLC, Maxim Crane Works, LP, Generation Brands and Offisol.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part II. Item 8. Financial Statements and Supplementary Data- Note B” of this annual report on Form 10-K for a description of the summary of significant accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, our portfolio primarily consisted of investments paying variable rates and fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, currently 34% of our portfolio pays variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Statements of Financial Condition as of December 31, 2016 and 2015	F-2
Statements of Operations for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014	F-3
Statements of Changes in Net Assets for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014	F-4
Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014	F-5
Schedule of Investments as of December 31, 2016	F-6
Schedule of Investments as of December 31, 2015	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Parkview Capital Credit, Inc.

We have audited the accompanying statements of financial condition of Parkview Capital Credit, Inc. (the “Company”), including the schedule of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2016 and 2015, and for the period from November 25, 2014 (date of inception) to December 31, 2014, and the financial highlights for each of the two years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with custodians, portfolio companies, and debt agents, as applicable, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Parkview Capital Credit, Inc. as of December 31, 2016 and 2015, the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2016 and 2015, and for the period from November 25, 2014 (date of inception) to December 31, 2014, and the financial highlights for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars USA LLP
New York, New York

March 17, 2017

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share information)

	December 31,	December 31,
	2016	2015

Assets
Investments at fair value (amortized cost $44,036 and $25,746, respectively)	$41,954	$25,500
Cash and cash equivalents	5,491	12,358
Accounts receivable	-	26
Interest receivable	338	123
Dividend receivable	177	20
Receivable for investments sold and repaid	9	958
Prepaid expenses and other assets	156	121
Total assets	$48,125	$39,106
Liabilities and stockholders' equity
Liabilities
Payable for investments purchased	$11,999	$1,472
Accounts payable and accrued expenses	70	26
Loan origination fees, net	215	130
Management fees payable	76	64
Total liabilities	12,360	1,692

Commitments and contingencies (see note H)

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at December 31, 2016 and 2015	38	38
Additional paid-in capital	37,930	37,961
Accumulated undistributed net realized loss on investments	(25)	(18)
Accumulated undistributed net investment loss	(96)	(321)
Net unrealized depreciation on investments	(2,082)	(246)
Total stockholders' equity	35,765	37,414
Total liabilities and stockholders' equity	$48,125	$39,106

Net asset value per share	$9.41	$9.85

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share information)

			For the
			Period From
			November 25,
			2014
			(date of
	For the Years Ended December 31,		inception) to December 31,
	2016	2015	2014

Investment income
Net interest income	$2,503	$841	$-
Paid-in-kind interest	821	2	-
Dividend income	268	20	-
Total investment income	3,592	863	-
Operating expenses
Organizational expenses	-	63	67
Management fees	922	307	-
Professional fees	773	471	-
General and administrative expenses	710	277	-
Total expenses before expense waiver and provision for taxes	2,405	1,118	67
Waiver of management fees	(142)	-	-
Provision for taxes	31	-	-
Total operating expenses	2,294	1,118	67
Net investment income (loss)	1,298	(255)	(67)

Realized and unrealized loss
Net realized loss on investments	(34)	(18)	-
Net change in unrealized depreciation on investments	(1,836)	(246)	-
Total net realized and unrealized loss on investments	(1,870)	(264)	-
Net decrease in net assets resulting from operations	$(572)	$(519)	$(67)

Per share information - basic and diluted (a)
Weighted average - net decrease in net assets resulting from operations	$(0.15)	$(0.23)	(b)
Weighted average shares outstanding	3,800,010	2,257,978	10

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

(a)	Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.
(b)	Per share information was not calculated for the period from November 25, 2014 (date of inception) to December 31, 2014 as Parkview Capital Credit, Inc. had not yet commenced principal operations.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share information)

			For the
			Period From
			November 25,
			2014
			(date of
	For the Years Ended December 31,		inception) to December 31,
	2016	2015	2014

Decrease from operations
Net investment income (loss)	$1,298	$(255)	$(67)
Net realized loss on investments	(34)	(18)	-
Net change in unrealized depreciation on investments	(1,836)	(246)	-
Net decrease in net assets resulting from operations	(572)	(519)	(67)
Stockholder distributions
Distributions from net investment income	(1,077)	-	-
Net decrease in net assets from stockholder distributions	(1,077)	-	-
Capital Share Transactions
Issuance of common stock	-	38,000	-
Net increase in net assets from capital share transactions	-	38,000	-

Total (decrease) increase in net assets	(1,649)	37,481	(67)
Net assets at beginning of period	37,414	(67)	-
Net assets at end of period	$35,765	$37,414	$(67)

Net asset value per common share (a)	$9.41	$9.85	$-
Common shares outstanding, end of period	3,800,010	3,800,010	10

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

(a)	Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

			For the
			Period From
			November 25,
			2014
			(date of
	For the Years Ended December 31,		inception) to December 31,
	2016	2015	2014

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(572)	$(519)	$(67)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities
Purchases of investments	(54,563)	(26,863)	-
Paid-in-kind interest	(821)	(2)	-
Paydowns of investments	586	159	-
Sales of investments	36,522	939	-
Loan origination fee amortization	(106)	(10)	-
Net unrealized depreciation on investments	1,836	246	-
Net amortization of premiums on investments	(48)	3	-
Realized loss on sold/repaid investments	34	18	-
Decrease (increase) in operating assets:
Accounts receivable	26	(26)	-
Interest receivable	(215)	(123)	-
Dividend receivable	(157)	(20)	-
Receivable for investments sold and repaid	949	(958)	-
Prepaid expenses and other assets	(35)	(121)	-
Increase (decrease) in operating liabilities:
Payable for investments purchased	10,527	1,472	-
Accounts payable and accrued expenses	44	(41)	67
Loan origination fees	191	140	-
Management fees payable	12	64	-
Net cash used in operating activities	(5,790)	(25,642)	-

Cash flows from financing activities
Issuance of common stock	-	38,000	-
Stockholder distributions	(1,077)	-	-
Net cash (used in) provided by financing activities	(1,077)	38,000	-

Total (decrease) increase in cash	(6,867)	12,358	-
Cash at beginning of period	12,358	-	-
Cash at end of period	$5,491	$12,358	$-

Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$84	-	-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015. As such, there is limited activity for the period from November 25, 2014 (date of inception) to December 31, 2014.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2016

(in thousands, except share information)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,467	3,443	3,432	9.6%
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 6.50%	7.75%	1/13/2020	877	878	872	2.4%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,605	5,505	5,361	15.0%
Medi-fare Drug & Pharmacetical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,689	3,648	3,652	10.3%
Total Senior Secured Loans - First Lien						13,474	13,317	37.3%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,530	1,500	4.2%
Action Resources (d)	Transportation	L + 15.00% PIK	16.00% PIK	4/30/2020	5,592	5,592	3,859	10.8%
Transportation Demand Management, LLC (d)	Transportation	N/A	12%, 2% PIK	10/1/2021	5,011	5,011	5,011	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,005	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,922	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	980	1,017	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	511	1.4%
Total Senior Secured Loans - Second Lien						16,516	14,833	41.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares			Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600			1,869	1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000			1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000			119	-	0.0%
Medi-fare Drug & Pharmacetical Compounding, LLC; Warrants (d)	Healthcare	N/A	5			58	48	0.1%
Transportation Demand Management; Warrants (d)	Transportation	N/A	34,000			-	-	0.0%
Total Equity Investments						2,047	1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares		Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.324%	1/12/2017	12,000,000		11,999	11,999	11,999	33.5%
Total U.S Government Securities						11,999	11,999	33.5%

Total Investments						$44,036	$41,954	117.3%
Liabilities in excess of other assets							(6,189)	-17.3%
Net assets							$35,765	100.0%

(a)	With the exception of the Company’s investment in Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company's valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The maturity date for the Ebony Media’s $3,800 and $1,805 principal loans are 5/5/2020 and 11/11/2018, respectively.

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

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, nondiversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on February 12, 2016, and intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company would not qualify as a RIC for calendar year 2016. Therefore, the Company changed its tax year to June 30 and has filed as a C-Corp for the six-month period ended June 30, 2016. The Company intends to elect RIC status for the tax year ending June 30, 2017 and thereafter.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the years ended December 31, 2016 and 2015, the Company recognized PIK income of $821 and $2, respectively.

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

Investments in certain senior loans generate a fixed spread over floating base rates such as LIBOR or the U.S. Prime Rate. These floating base rates generally reset monthly, quarterly or semi-annually.

Valuation of Portfolio Securities: The Company determines the net asset value per share of its common stock quarterly. The net asset value per share equals the value of the Company’s total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. The Company’s investments are valued at the end of each fiscal quarter.

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has retained an independent valuation firm to assist it by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The Advisor’s management team, any approved independent third-party valuation firm and the Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor’s management team, any approved independent third-party valuation firm and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Board, in consultation with the Advisor’s management team and any approved independent third-party valuation firm may consider relevant in assessing fair value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect the adoption of the standard to have a material impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. The Company intends to distribute net realized capital gains, if any, at least annually.

The determination of the tax attributes of the distributions is made at the end of the tax year based upon the taxable income for the full tax year and the distributions paid during the full tax year. The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

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

On March 31, 2015, the Company accepted a subscription agreement from GrayCo Alternative Partners II, LP for a capital contribution of $25,000. In connection with the receipt of $20,000 of the $25,000 subscription on April 24, 2015, the Company issued a total of 2,000,000 shares of common stock at a price per share of $10.00. In connection with the receipt of $3,500 from GrayCo Alternative Partners II, LP on August 11, 2015, the Company issued a total of 350,000 additional shares of common stock at a purchase price per share of $10.00. In connection with the receipt of $1,500 from GrayCo Alternative Partners II, LP on October 5, 2015, the Company issued a total of 150,000 additional shares of common stock at a purchase price per share of $10.00, which represented the final commitment related to the $25,000 subscription. GrayCo Alternative Partners II, LP was a private fund managed by Gray & Company, a registered investment adviser founded by the Company’s former Chairman, Laurence O. Gray. On February 2, 2017, Gray & Company was acquired by Consequent Capital Management, LLC (“Consequent”). In connection with the transaction, the general partner of GrayCo Alternative Partners II, LP is now 100% owned by Consequent Capital Investments, LLC, an entity managed by Consequent. As a result, GrayCo Alternative Partners II, LP is no longer managed by Mr. Gray or Gray & Company.

On December 2, 2015, the Company accepted a subscription agreement from District 1199J New Jersey Healthcare Employers Pension Fund for a capital contribution of $13,000 where the Company issued a total of 1,300,000 shares of common stock. The Company received $7,000 and $6,000, respectively, on December 29, and December 31, 2015 for which the Company issued 700,000 and 600,000 shares, respectively, of common stock at a purchase price per share of $10.00.

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

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on December 29, 2016, June 28, 2016 and March 31, 2016, acquired $12,000, $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. There were no U.S. Treasury Bills acquired during the year ended December 31, 2015. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the years ended December 31, 2016 and 2015, the Company incurred management fees of $922 and $307, respectively, gross of the fee waiver of $142 and $0, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the years ended December 31, 2016 and 2015, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2016 and 2015, the Company did not accrue any incentive fees on capital gains.

During the years ended December 31, 2016 and 2015, the Company reimbursed the Advisor $112 and $85, respectively, for administrative services performed on its behalf and reimbursements for company-related travel which are reflected in general and administrative expenses on the statements of operations.

Administration Agreement

On March 11, 2015, the Company entered into an Administration Agreement with Parkview Administrator, LLC (the “Administrator”), under which the Administrator will provide administrative services to the Company. These services will include providing office space, providing equipment and office services, maintaining financial records, preparing reports to the Company’s stockholders and reports filed with the SEC and managing the payment of the Company’s expenses and the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the Administration Agreement. During the years ended December 31, 2016 and 2015, the Administrator did not provide any administrative services to the Company and was not reimbursed for any expenses made on behalf of the Company.

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

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Financial Services	$-	0%	$3,000	12%
Healthcare	3,700	9%	-	0%
Heavy Construction	-	0%	4,455	18%
Home Furnishings	-	0%	1,488	6%
Manufacturing	2,441	6%	-	0%
Market Analytics	3,432	8%	3,328	13%
Marketing Information Service	1,005	2%	-	0%
Media	5,361	13%	-	0%
Real Estate	1,757	4%	1,870	7%
Software	1,017	2%	-	0%
Staffing	-	0%	3,502	14%
Tobacco	2,372	6%	2,894	11%
Transportation	8,870	21%	4,963	19%
U.S. Government Securities	11,999	29%	-	0%
	$41,954	100%	$25,500	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2016 and 2015:

December 31, 2016	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$13,474	31%	$13,317	32%
Senior Secured Loans - Second Lien	16,516	37%	14,833	35%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	11,999	27%	11,999	29%
Total	$44,036	100%	$41,954	100%

December 31, 2015
Senior Secured Loans - First Lien	$12,378	48%	$12,217	48%
Senior Secured Loans - Second Lien	11,498	45%	11,413	45%
Equity Investments	1,870	7%	1,870	7%
Total	$25,746	100%	$25,500	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$13,317	$13,317
Senior Secured Loans - Second Lien	-	-	14,833	14,833
Equity Investments	-	-	1,805	1,805
U.S. Government Securities	11,999	-	-	11,999
	$11,999	$-	$29,955	$41,954

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,217	$12,217
Senior Secured Loans - Second Lien	-	-	11,413	11,413
Equity Investments	-	-	1,870	1,870
	$-	$-	$25,500	$25,500

The following table provides a reconciliation of the beginning and ending balances for total investments for the years ended December 31, 2016 and 2015 for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	8,973	10,916	176	20,065
Net realized gain (loss)	(14)	(35)	15	(34)
Amortization of discount (premium)	53	(5)	-	48
Paid in kind interest	161	660	-	821
Sales	(8,008)	(6,000)	(15)	(14,023)
Paydowns	(67)	(519)	-	(586)
Net change in unrealized appreciation (depreciation)	2	(1,597)	(241)	(1,836)
Fair value end of period	$13,317	$14,833	$1,805	$29,955

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(19)	$(1,626)	$(241)	$(1,886)

	For the Year Ended December 31, 2015
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$-	$-	$-	$-
Purchases	13,448	11,545	1,870	26,863
Net realized loss	(18)	-	-	(18)
Amortization of discount (premium)	6	(9)	-	(3)
Paid in kind interest	2	-	-	2
Sales	(939)	-	-	(939)
Paydowns	(121)	(38)	-	(159)
Net change in unrealized depreciation	(161)	(85)	-	(246)
Fair value end of period	$12,217	$11,413	$1,870	$25,500

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(161)	$(85)	$-	$(246)

During the years ended December 31, 2016 and 2015, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2016 and 2015:

	December 31, 2016
	Fair Value	Valuation Techniques	Unobservable input	Range		Weighted Average
Senior Secured Loans - First Lien	$4,304	Market quotes	Indicative Dealer Quotes	98.6% - 99.8%		99.1%
Senior Secured Loans - First Lien	$9,013	Market comparables	Market yield (%)	94.1% - 100.0%		97.3%
			EBITDA Multiples (x)	3.0x - 5.0	x	3.8	x
Senior Secured Loans - Second Lien	$5,963	Market quotes	Indicative Dealer Quotes	96.0% - 102.8%		99.4%
Senior Secured Loans - Second Lien	$8,870	Market comparables	Market yield (%)	62.0% - 101.5%		86.7%
			EBITDA Multiples (x)	5.0x - 9.0	x	7.1	x
Equity Investments	$1,805	Market comparables	Market yield (%)	85.0% - 103.0%		91.5%
			EBITDA Multiples (x)	0.9x - 9.0	x	1.1	x

December 31, 2015
Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$5,715	Market quotes	Indicative Dealer Quotes	94.0% - 100.1%	97.9%
Senior Secured Loans - First Lien	$3,502	Cost	Cost	100.00%	99.6%
Senior Secured Loans - First Lien	$3,000	Market comparables	Market yield (%)	100.00%	100.0%
Senior Secured Loans - Second Lien	$6,450	Market quotes	Indicative Dealer Quotes	98.0% - 100.0%	99.6%
Senior Secured Loans - Second Lien	$4,963	Market comparables	Market yield (%)	100.00%	100.0%
EBITDA Multiples (x)	6.0x - 7.0	x	6.5	x
Equity Investments	$1,870	Cost	Cost	100.00%	100.0%

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Per share data
Net assest value, begining of period (a)	$9.85	$(0.02)
Results of operations (a)
Net investment income (loss)	0.34	(0.07)
Net realized loss on investments	(0.01)	-
Net change in unrealized depreciation on investments	(0.49)	(0.06)
Net decrease in net assets resulting from operations	(0.16)	(0.13)
Stockholder distributions
Distributions from net investment income	(0.28)	-
Capital share transactions
Issuance of common stock	-	10.00
Total (decrease) increase in net assets	(0.44)	9.87
Net asset value, end of period	$9.41	$9.85

Shares outstanding at end of period	3,800,010	3,800,010
Total return (b)	-1.56%	-1.37%

Ratio/Supplemental data (c)
Net assets, end of period	35,765	37,414
Ratio of operating expenses to average net assets (d)(e)	6.27%	5.99%
Ratio of net investment income (loss) to average net assets (e)	3.55%	-1.37%
Portfolio turnover (f)	51.91%	1.75%

(a)	Per share information was calculated using common stock outstanding at December 31, 2016 and 2015, respectively.
(b)	The total return for the year ended December 31, 2016 was calculated by taking the net loss of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the value of common stock issued during the period.
(c)	The financial information for 2015 has not been annualized in computing ratios and may not be indicative of full year results.
(d)	In order to meet the diversification tests required to qualify as a RIC, the Company, on December 29, 2016, June 28, 2016 and March 31, 2016, acquired $12,000, $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. The effect of the management fee waiver is 0.39% for the year ended December 31, 2016. There was no fee waiver during the year ended December 31, 2015.
(e)	In computing ratios for the year ended December 31, 2015, the Company utilized its net assets as of April 24, 2015, the date on which it commenced principal operations, for its beginning of period assets.
(f)	Portfolio turnover rate for the year ended December 31, 2015 was calculated from the commencement of principal operations on April 24, 2015.

Financial highlights are not shown for the period from November 25, 2014 (date of inception) to December 31, 2014 due to the fact that the Company did not commence operations until April 24, 2015.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently involved in any legal proceedings.

NOTE I – INCOME TAXES

As of December 31, 2016, 2015, and 2014 the Company had $1,027, ($204), and $0 of net investment income (loss) on a tax basis. Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the company will not qualify as a RIC for calendar year 2016. the Company changed its tax year to June 30 and filed as a C-Corp for the six month period ended June 30, 2016. The Company intends to elect RIC status for the tax year ended June 30, 2017 and thereafter.

The Company has recorded a current federal tax provision of $31 for the year ended December 31, 2016 related to the taxable income earned for the six month period ended June 30, 2016. The recording of the provision for income taxes reduced the Company’s net asset value (“NAV”) per share by $0.01. The Company did not record a tax provision for the year ended December 31, 2015 or for the period from November 25, 2014 (date of inception) to December 31, 2014 due to losses incurred.

There was no evidence to record a deferred tax asset at December 31, 2015 and 2014 on a more likely than not basis due to the limited operating history of the Company.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis income (loss) is as follows:

	December 31,
	2016	2015	2014
GAAP- basis net investment income (loss)	$1,298	$(255)	$(67)
Tax- basis deferral and amortization of organizational costs	(8)	51	67
Federal tax expense	31	-	-
Paydown reclassifications	(26)	-	-
Book/tax timing differences for income earned from partnerships	(268)	-	-
Tax-basis net investment income (loss)	$1,027	$(204)	$-

The Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences. The following adjustment was made for the year ended December 31, 2016:

Accumulated undistributed net investment loss	$4
Accumulated undistributed net realized loss on investments	$27
Additional paid-in capital	$(31)

As of December 31 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2016	2015
Distributable ordinary income (income and short-term capital gains)	$(96)	$(340)
Temporary differences	(49)	118
Accumulated capital and other losses	(25)	18
Net unrealized depreciation on investments	(1,969)	(246)
Total	$(2,139)	$(450)

As of December 31, 2016 and 2015, the Company’s aggregate investment unrealized depreciation based on cost was as follows:

	December 31,
	2016	2015
Tax cost	$43,923	$25,746
Gross unrealized depreciation	(2,053)	(246)
Gross unrealized appreciation	84	-
Net unrealized investment depreciation on investments	(1,969)	(246)

The Company had a net operating loss (“NOL”) carryforward of $204 as of December 31, 2015. The Company utilized this NOL carryforward to reduce its accumulated earnings and profits for the tax year ended June 30, 2016.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company has approximately $121 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status.

During the year ended December 31, 2016, the Company declared a cash distribution of $1,077, or $0.28 per share, on its common stock. The distribution was paid on December 21, 2016 for the stockholders of record as of the close of business on December 20, 2016.

NOTE J – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$937	$1,010	$924	$721
Operating expenses
Net expenses	492	563	679	560
Net investment income	445	447	245	161
Realized and unrealized gain (loss)	(1,976)	225	168	(287)
Net increase (decrease) in net assets resulting from operations	$(1,531)	$672	$413	$(126)
Per share information - basic and diluted
Net investment income	$0.12	$0.12	$0.06	$0.04
Net increase (decrease) in net assets resulting from operations	$(0.40)	$0.18	$0.11	$(0.03)
Weighted average shares outstanding	3,800,010	3,800,010	3,800,010	3,800,010

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$522	$304	$37	$-
Operating expenses
Net expenses	495	426	149	48
Net investment income (loss)	27	(122)	(112)	(48)
Realized and unrealized loss	(105)	(6)	(153)	-
Net decrease in net assets resulting from operations	$(78)	$(128)	$(265)	$(48)
Per share information - basic and diluted
Net investment income (loss)	$0.01	$(0.06)	$(0.06)	(a)
Net decrease in net assets resulting from operations	$(0.03)	$(0.06)	$(0.13)	(a)
Weighted average shares outstanding	2,257,978	2,190,227	2,000,010	-

(a)	Per share information was not calculated for the three months ended March 31, 2015 as Parkview Capital Credit, Inc had not yet commenced principal operations.

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE K – SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

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

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Annual Report on Form 10-K have been designed and are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

41

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

42

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014

Statements of Changes in Net Assets for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014

Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from November 25, 2014 (date of inception) to December 31, 2014

Schedule of Investments as of December 31, 2016

Schedule of Investments as of December 31, 2015

Notes to Financial Statements

(b)       EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on August 11, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed on March 31, 2015)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.3	License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on March 31, 2015)

10.4	Custody Agreement with Millennium Trust Company (Incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K filed on December 7, 2015)

14.1	Code of Business Conduct and Ethics of the Registrant and Parkview Advisors, LLC (incorporated by reference to the information contained in our definitive proxy or information statement).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Filed herewith

ITEM 16.  FORM 10-K SUMMARY

The Company has elected not to provide summary information.

43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVIEW CAPITAL CREDIT, INC.

Dated: March 17, 2017	By:	/s/ KEITH W. SMITH
Keith W. Smith
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: March 17, 2017	By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: March 17, 2017	By:	/s/ STEPHAN PARICO
Stephan Parico
Director

Dated: March 17, 2017	By:	/s/ ODYSSEUS LANIER
Odysseus Lanier
Director

Dated: March 17, 2017	By:	/s/ BERT BEAL
Bert Beal
Director

44