Form 10-Q
period 2017-03-31
Parkview Capital Credit, Inc.
filed 2017-05-12
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,800,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 12, 2017.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED MARCH 31, 2017

Table of Contents

PART I. FINANCIAL INFORMATION

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments at fair value (amortized cost $44,031 and $44,036, respectively)	$41,688	$41,954
Cash and cash equivalents	2,930	5,491
Interest receivable	285	338
Dividend receivable	214	177
Receivable for investments sold and repaid	3,467	9
Prepaid expenses and other assets	163	156
Total assets	$48,747	$48,125
Liabilities and stockholders' equity
Liabilities
Payable for investments purchased	$12,495	$11,999
Accounts payable and accrued expenses	52	70
Loan origination fees, net	197	215
Management fees payable	51	76
Total liabilities	12,795	12,360

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 3,800,010 shares issued and outstanding at March 31, 2017 and December 31, 2016	38	38
Additional paid-in capital	37,930	37,930
Accumulated undistributed net realized loss on investments	(35)	(25)
Accumulated undistributed net investment income (loss)	362	(96)
Net unrealized depreciation on investments	(2,343)	(2,082)
Total stockholders' equity	35,952	35,765
Total liabilities and stockholders' equity	$48,747	$48,125

Net asset value per share	$9.46	$9.41

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2017	2016

Investment income
Net interest income	$711	$636
Paid-in-kind interest	302	18
Dividend income	71	67
Total investment income	1,084	721
Operating expenses
Management fees	238	222
Professional fees	253	212
General and administrative expenses	195	157
Total expenses before expense waiver and provision for taxes	686	591
Waiver of management fees	(60)	(31)
Total operating expenses	626	560
Net investment income	458	161

Realized and unrealized loss
Net realized loss on investments	(10)	-
Net change in unrealized depreciation on investments	(261)	(287)
Total net realized and unrealized loss on investments	(271)	(287)
Net increase (decrease) in net assets resulting from operations	$187	$(126)

Per share information - basic and diluted
Weighted average - net increase (decrease) in net assets resulting from operations	$0.05	$(0.03)
Weighted average shares outstanding	3,800,010	3,800,010

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2017	2016

Increase (decrease) from operations
Net investment income	$458	$161
Net realized loss on investments	(10)	-
Net change in unrealized depreciation on investments	(261)	(287)
Net increase (decrease) in net assets resulting from operations	187	(126)

Total increase (decrease) in net assets	187	(126)
Net assets at beginning of period	35,765	37,414
Net assets at end of period	$35,952	$37,288
Net asset value per common share	$9.46	$9.81
Common shares outstanding, end of period	3,800,010	3,800,010

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$187	$(126)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
Purchases of investments	(17,535)	(12,499)
Paid-in-kind interest	(302)	(18)
Paydowns of investments	11	50
Sales of investments	17,843	-
Loan origination fee amortization	(51)	(16)
Net unrealized depreciation on investments	261	287
Net amortization of premiums on investments	(22)	(1)
Realized loss on sold/repaid investments	10	-
Decrease (increase) in operating assets:
Accounts receivable	-	26
Interest receivable	53	(190)
Dividend receivable	(37)	(66)
Receivable for investments sold and repaid	(3,458)	906
Prepaid expenses and other assets	(7)	(104)
Increase (decrease) in operating liabilities:
Payable for investments purchased	496	11,027
Accounts payable and accrued expenses	(18)	104
Loan origination fees	33	49
Management fees payable	(25)	31
Net cash used in operating activities	(2,561)	(540)

Total decrease in cash and cash equivalents	(2,561)	(540)
Cash and cash equivalents at beginning of period	5,491	12,358
Cash and cash equivalents at end of period	$2,930	$11,818

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share and per share information)

March 31, 2017

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Turning Point Brands, Inc.	Tobacco	L + 6.00%	6.77%	5/17/2022	1,000	990	990	2.8%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,633	5,540	5,387	15.0%
Ebony Media Holdings, LLC (d)	Media	N/A	(g)	5/31/2017	1,100	1,100	1,100	3.1%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,726	3,692	3,690	10.3%
Total Senior Secured Loans - First Lien						11,322	11,167	31.2%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc.	Tobacco	N/A	11.00%	8/17/2022	1,000	990	990	2.8%
Lionbridge Technologies	Translation and Interpretation Services	L + 9.75%	10.80%	2/28/2025	2,000	1,960	1,960	5.5%
Action Resources (d)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,805	5,805	3,773	10.5%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,025	5,025	5,025	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,015	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,925	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	981	1,016	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	512	1.4%
Total Senior Secured Loans - Second Lien						18,167	16,221	45.3%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119	-	0.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	48	0.1%
Transportation Demand Management; Warrants (d)	Transportation	N/A	34,000	-	-	0.0%
Total Equity Investments				2,047	1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.699%	4/11/2017	12,500,000	12,495	12,495	12,495	34.8%
Total U.S Government Securities					12,495	12,495	34.8%

Total Investments					$44,031	$41,688	116.3%
Liabilities in excess of other assets						(5,736)	-16.3%
Net assets						$35,952	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC and Turning Point Brands, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2017, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company's valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of March 31, 2017.
(f)	The maturity date for Ebony Media’s $3,819 and $1,814 principal loans are 5/5/2020 and 11/11/2018, respectively.
(g)	There is a 3% of principal fee for the short term Ebony Media principal loan.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share and per share information)

December 31, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,467	3,443	3,432	9.6%
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 6.50%	7.75%	1/13/2020	877	878	872	2.4%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,605	5,505	5,361	15.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,689	3,648	3,652	10.3%
Total Senior Secured Loans - First Lien						13,474	13,317	37.3%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,530	1,500	4.2%
Action Resources (d)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,592	5,592	3,859	10.8%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,011	5,011	5,011	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,005	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,922	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	980	1,017	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	511	1.4%
Total Senior Secured Loans - Second Lien						16,516	14,833	41.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119	-	0.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	48	0.1%
Transportation Demand Management; Warrants (d)	Transportation	N/A	34,000	-	-	0.0%
Total Equity Investments				2,047	1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.324%	1/12/2017	12,000,000	11,999	11,999	11,999	33.5%
Total U.S Government Securities					11,999	11,999	33.5%

Total Investments					$44,036	$41,954	117.3%
Liabilities in excess of other assets						(6,189)	-17.3%
Net assets						$35,765	100.0%

(a)	With the exception of the Company’s investment in Langham Creek LLC, all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s Board pursuant to the Company's valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The maturity date for the Ebony Media’s $3,800 and $1,805 principal loans are 5/5/2020 and 11/11/2018, respectively.

See Notes to Unaudited Condensed Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the 1940 Act, and intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company did not qualify as a RIC for calendar year 2016. In order to be able to make its RIC election, the Company changed its tax year to June 30. The Company has filed as a C-Corp for the six month period ended June 30, 2016 and will elect RIC status for the tax year ended June 30, 2017 and thereafter.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three months ended March 31, 2017.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three months ended March 31, 2017 and 2016, the Company recognized PIK income of $302 and $18, respectively.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has retained an independent valuation specialist to assist it by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

Fair Value of Financial Instruments: The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements: In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. The Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on March 29, 2017 and December 29, 2016 acquired $12,500 and $12,000, respectively, in face value of short-term U.S. Treasury Bills. Additionally, the Company on March 31, 2016 acquired $12,500 in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the three months ended March 31, 2017 and 2016, the Company incurred management fees of $238 and $222, respectively, gross of the fee waiver of $60 and $31, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three months ended March 31, 2017 and 2016, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2017 and 2016, the Company did not incur any incentive fees on capital gains.

During the three months ended March 31, 2017 and 2016, the Company reimbursed the Advisor $38 and $22, respectively, and had accrued an additional $7 as of March 31, 2016 for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel. There were no amounts accrued to the Advisor as of March 31, 2017.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	5,025	12%	5,011	12%
Healthcare	3,738	9%	3,700	9%
Manufacturing	2,442	6%	2,441	6%
Market Analytics	-	0%	3,432	8%
Marketing Information Service	1,015	2%	1,005	2%
Media	6,487	16%	5,361	13%
Real Estate	1,757	4%	1,757	4%
Software	1,016	2%	1,017	2%
Specialized Freight Trucking	3,773	9%	3,859	9%
Translation and Interpretation Services	1,960	5%	-	0%
Tobacco	1,980	5%	2,372	6%
U.S. Government Securities	12,495	30%	11,999	29%
	$41,688	100%	$41,954	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of March 31, 2017 and December 31, 2016:

March 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$11,322	26%	$11,167	27%
Senior Secured Loans - Second Lien	18,167	41%	16,221	39%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	12,495	28%	12,495	30%
Total	$44,031	100%	$41,688	100%

December 31, 2016
Senior Secured Loans - First Lien	$13,474	31%	$13,317	32%
Senior Secured Loans - Second Lien	16,516	37%	14,833	35%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	11,999	27%	11,999	29%
Total	$44,036	100%	$41,954	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$11,167	$11,167
Senior Secured Loans - Second Lien	-	-	16,221	16,221
Equity Investments	-	-	1,805	1,805
U.S. Government Securities	12,495	-	-	12,495
	$12,495	$-	$29,193	$41,688

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017:

	For the Year Ended March 31, 2017
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value, beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	2,091	2,950	-	5,041
Net realized gain (loss)	18	(28)	-	(10)
Amortization of premium	19	3	-	22
Paid in kind interest	65	237	-	302
Sales	(4,345)	(1,500)	-	(5,845)
Paydowns	-	(11)	-	(11)
Net change in unrealized depreciation	2	(263)	-	(261)
Fair value, end of period	$11,167	$16,221	$1,805	$29,193
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16)	$(292)	$-	$(308)

During the three months ended March 31, 2017, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016:

	For the Year Ended December 31, 2016
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	-	-	-	-
Net realized loss	-	-	-	-
Amortization of discount (premium)	1	-	-	1
Paid in kind interest	18	-	-	18
Sales	-	-	-	-
Paydowns	(32)	(18)	-	(50)
Net change in unrealized depreciation	(68)	(219)	-	(287)
Fair value end of period	$12,136	$11,176	$1,870	$25,182

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(68)	$(219)	$-	$(287)

During the three months ended March 31, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of March 31, 2017:

	March 31, 2017
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$990	Cost	Cost	99.00%	99.0%
Senior Secured Loans - First Lien	$10,177	Market comparables	Market yield (%)	94.1% - 100.0%	97.3%
			EBITDA Multiples (x)	3.0x - 5.0x	3.8 x
Senior Secured Loans - Second Lien	$2,950	Cost	Cost	99.00%	99.0%
Senior Secured Loans - Second Lien	$4,473	Market quotes	Indicative Dealer Quotes	96.0% - 103.0%	99.5%
Senior Secured Loans - Second Lien	$8,798	Market comparables	Market yield (%)	60.0% - 101.5%	85.1%
			EBITDA Multiples (x)	8.0x - 9.0x	8.5 x
			LTM Revenue Multiples (x)	0.65x - 0.70x	0.7 x
Equity Investments	$1,805	Market comparables	Market yield (%)	85.0% - 103.0%	91.5%
			EBITDA Multiples (x)	0.9x - 9.0x	1.1x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of March 31, 2016:

	March 31, 2016
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$5,616	Market quotes	Indicative Dealer Quotes	92.5% - 100.0%	97.2%
Senior Secured Loans - First Lien	$3,520	Cost	Cost	100.00%	100.0%
Senior Secured Loans - First Lien	$3,000	Market comparables	Market yield (%)	100.00%	100.0%
Senior Secured Loans - Second Lien	$6 ,232	Market quotes	Indicative Dealer Quotes	92.5% - 100.0%	97.7%
Senior Secured Loans - Second Lien	$4,944	Market comparables	Market yield (%)	100.00%	100.0%
			EBITDA Multiples (x)	6.0x - 7.0 x	6.5 x
Equity Investments	$1,870	Cost	Cost	100.00%	100.0%

NOTE F – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data
Net assest value, begining of period (a)	$9.41	$9.85
Results of operations (a)
Net investment income	0.12	0.04
Net realized loss on investments	-	-
Net change in unrealized depreciation on investments	(0.07)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.05	(0.04)
Total increase (decrease) in net assets	0.05	(0.04)
Net asset value, end of period	$9.46	$9.81

Shares outstanding at end of period	3,800,010	3,800,010
Total return (b)	0.52%	-3.32%

Ratio/Supplemental data (c)
Net assets, end of period	35,952	37,288
Ratio of operating expenses to average net assets (d)	1.75%	1.50%
Ratio of net investment income (loss) to average net assets	1.28%	-0.43%
Portfolio turnover	17.34%	0.00%

(a)	Per share information was calculated using common stock outstanding at March 31, 2017 and 2016, respectively.

(b)	The total return for the three months ended March 31, 2017 and 2016 was calculated by taking the increase (decrease) in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(d)	The effect of the management fee waiver discussed in Note C is 0.17% and 0.08% for the three months ended March 31, 2017 and 2016, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

•	The effect of an economic downturn on our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit, which could impair our lending and investment activities;
•	interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the costs associated with being a public entity;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;
•	our ability to attract and retain highly talented professionals that can provide services to our Advisor and Administrator;
•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code and as a BDC; and
•	the effect of legal, tax and regulatory changes.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which preclude civil liability for certain forward looking statements are not applicable to us since we are a BDC under the 1940 Act. As used herein, the terms “we,” “our” and “us” refer to Parkview Capital Credit, Inc.

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

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under our Investment Advisory Agreement or Administration Agreement;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor or the Administrator in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	independent director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $29,193 (excluding $12,495 held in U.S. Treasury Bills) and $29,955 (excluding $11,999 held in U.S. Treasury Bills) in 11 portfolio companies as of March 31, 2017 and December 31, 2016, respectively. Our investment activity for the three months ended March 31, 2017 and 2016 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2017	2016
Amortized cost of investments, beginning	$44,036	$25,746
Cost of investments purchased	17,535	12,499
Paid-in-kind interest	302	18
Proceeds from sales and repayments of investments	(17,854)	(50)
Net amortization of premium on investments	22	2
Realized loss on sold/ repaid investments	(10)	-
Amortized cost of investments, ending	$44,031	$38,215

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, the investments in our portfolio were purchased at a weighted average price of 99.4% of par value, and the weighted average yields, based on the amortized cost and fair value of our portfolio as of March 31, 2017, were 11.53% and 11.19%, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the three months ended March 31, 2017:

New Direct Originations	March 31, 2017
Total Commitments (including unfunded commitments)	$1,100
Paid in Kind Interest	-
Investment Paydowns	-
Net Direct Origination	$1,100

	March 31, 2017
	Commitment
New Direct Originations by Asset Class	Amount	Percentage
Senior Secured Loans - First Lien	$1,100	100%
Senior Secured Loans - Second Lien	-	0%
	$1,100	100%

2017
Average New Direct Origination Commitment Amount	$1,100
Weighted Average Maturity for New Direct Originations	0.01 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	3.0%

The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

	March 31,		December 31,
Characteristics of All Direct Originations held in Portfolio	2017		2016
Number of Portfolio Companies	5		5
Average Annual EBITDA of Portfolio Companies	$5,500		$5,800
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	6.92	x	6.53	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	14.0%		14.5%

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$20,780	50%	$19,688	47%
Broadly Syndicated	8,413	20%	10,267	24%
U.S. Government Securities	12,495	30%	11,999	29%
	$41,688	100%	$41,954	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	37,915	91%	38,095	91%
3	-	-	-	-
4	3,773	9%	3,859	9%
5	-	-	-	-
Total	$41,688	100%	$41,954	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

 Recent Accounting Pronouncements

Refer to “Part I. Financial Information, Item 1. Financial Statements - Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Investment Income

For the three months ended March 31, 2017 and 2016, total investment income totaled $1,084 and $721, respectively, of which $693 and $620, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $71 and $67, respectively, was attributable to dividend income earned and $18 and $16, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

For the three months ended March 31, 2017 and 2016, $302 and $18, respectively, of our total investment income constituted PIK interest. As of March 31, 2017, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest.

Operating Expenses

Total operating expenses were $626 for the three months ended March 31, 2017, and consisted of base management fees of $238 (less a fee waiver of $60), professional fees of $253 and other general and administrative fees of $195. Total operating expenses were $560 for the three months ended March 31, 2016, and consisted of base management fees of $222 (less a fee waiver of $31), professional fees of $212 and other general and administrative fees of $157. We did not incur any incentive fees for the three months ended March 31, 2017 and 2016. The increase in operating expenses was driven by an increase in our portfolio as we executed our business model. Our operating expenses were 1.75% and 1.50% of our average net assets for the three months ended March 31, 2017 and 2016, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $12,500 and $12,000 in face value of short-term U.S. Treasury Bills on March 29, 2017 and December 29, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $60 for the three months ended March 31, 2017, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $458, which is equal to $0.12 per share calculated using weighted average shares outstanding for the three months ended March 31, 2017. Our net investment income totaled $161 for the three months ended March 31, 2016, which is equal to $0.04 per share calculated using weighted average shares outstanding for the three months ended March 31, 2016.

Net Realized Loss on Investments

For the three months ended March 31, 2017, we had net realized loss of $10 resulting from the sale of investments in our portfolio. There was no realized gain or loss for the three months ended March 31, 2016.

Net Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2017 and 2016, we had net unrealized depreciation on our portfolio of $261 and $287, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2017, we recorded a net increase in net assets resulting from operations of $187, which is equal to $0.05 per share calculated using weighted average shares outstanding for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of $126, which is equal to ($0.03) per share using the weighted average shares outstanding for the three months ended March 31, 2016.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of March 31, 2017, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of approximately $2,930. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $2,561 during the three months ended March 31, 2017 was primarily driven by the refinance of Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.) and our investment in Lionbridge Technologies.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part I. Financial Information, Item 1. Financial Statements - Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of the summary of significant accounting policies.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services. Refer to “Part I. Financial Information, Item 1. Financial Statements - Note C – Related Party Transactions – Advisory Agreement” for a discussion of the fees payable pursuant to the Investment Advisory Agreement.

Off-Balance Sheet Arrangements

We currently have no off balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, our portfolio consisted of investments paying variable rates and fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. However, currently 27% of our portfolio pays variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Investment Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 16, 2017.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: May 12, 2017	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)