Form 10-Q
period 2017-06-30
Parkview Capital Credit, Inc.
filed 2017-08-14
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2017.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED June 30, 2017

Table of Contents

PART I. FINANCIAL INFORMATION

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/ unaffiliated investments (amortized cost $42,760 and $42,166, respectively)	$40,845	$40,197
Controlled/ affiliated investments (amortized cost $6,670 and $1,870, respectively)	6,614	1,757
Total investments, at fair value (amortized cost $49,430 and $44,036, respectively)	47,459	41,954
Cash and cash equivalents	3,638	5,491
Interest receivable	392	338
Dividend receivable	250	177
Receivable for investments sold and repaid	-	9
Prepaid expenses and other assets	176	156
Total assets	$51,915	$48,125

Liabilities and stockholders’ equity
Liabilities
Payable for investments purchased	$12,997	$11,999
Accounts payable and accrued expenses	33	70
Loan origination fees, net	179	215
Management fees payable	75	76
Total liabilities	13,284	12,360

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 and 3,800,010 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	40	38
Additional paid-in capital	39,928	37,930
Accumulated undistributed net realized loss on investments	(32)	(25)
Accumulated undistributed net investment income (loss)	665	(96)
Net unrealized depreciation on investments	(1,970)	(2,082)
Total stockholders’ equity	38,631	35,765
Total liabilities and stockholders’ equity	$51,915	$48,125

Net asset value per share	$9.66	$9.41

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$682	$698	$1,393	$1,334
Paid-in-kind interest	92	160	394	178
From controlled/ affiliated investments:
Dividend income	71	66	142	133
Total investment income	845	924	1,929	1,645
Operating expenses
Management fees	248	245	486	467
Professional fees	173	179	426	391
General and administrative expenses	185	227	380	384
Total expenses before expense waiver and provision for taxes	606	651	1,292	1,242
Waiver of management fees	(64)	(56)	(124)	(87)
Provision for taxes	-	84	-	84
Total operating expenses	542	679	1,168	1,239
Net investment income	303	245	761	406

Realized and unrealized income (loss)
Net realized income (loss) on investments	3	(12)	(7)	(12)
Net change in unrealized appreciation (depreciation) on investments	373	180	112	(107)
Total net realized and unrealized income (loss) on investments	376	168	105	(119)
Net increase in net assets resulting from operations	$679	$413	$866	$287

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations	$0.18	$0.11	$0.23	$0.08
Weighted average shares outstanding	3,804,454	3,800,010	3,802,232	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Six Months Ended June 30,
	2017	2016

Increase from operations
Net investment income	$761	$406
Net realized loss on investments	(7)	(12)
Net change in unrealized appreciation (depreciation) on investments	112	(107)
Net increase in net assets resulting from operations	866	287
Capital Share Transactions
Issuance of common stock	2,000	-
Net increase in net assets from capital share transactions	2,000	-

Total increase in net assets	2,866	287
Net assets at beginning of period	35,765	37,414
Net assets at end of period	$38,631	$37,701

Net asset value per common share	$9.66	$9.92
Common shares outstanding, end of period	4,000,010	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net increase in net assets resulting from operations	$866	$287
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities
Purchases of investments	(33,333)	(29,848)
Paid-in-kind interest	(394)	(160)
Paydowns of investments	30	579
Sales of investments	30,338	17,488
Loan origination fee amortization	(69)	(16)
Net unrealized (appreciation) depreciation on investments	(112)	107
Net amortization of premiums on investments	(41)	4
Realized loss on sold/repaid investments	7	12
Decrease (increase) in operating assets:
Accounts receivable	-	26
Interest receivable	(54)	(110)
Dividend receivable	(73)	(90)
Receivable for investments sold and repaid	9	928
Prepaid expenses and other assets	(20)	(1)
Increase (decrease) in operating liabilities:
Payable for investments purchased	998	8,527
Accounts payable and accrued expenses	(37)	84
Loan origination fees	33	77
Management fees payable	(1)	12
Net cash used in operating activities	(1,853)	(2,094)

Total decrease in cash and cash equivalents	(1,853)	(2,094)
Cash and cash equivalents at beginning of period	5,491	12,358
Cash and cash equivalents at end of period	$3,638	$10,264

Noncash Financing Activities:
Issuance of common stock in connection with controlled investments	$2,000	$-

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

June 30, 2017

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Turning Point Brands, Inc.	Tobacco	L + 6.00%	6.77%	5/17/2022	998	988	998	2.6%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,662	5,577	5,472	14.3%
Ebony Media Holdings, LLC (d)	Media	N/A	(g)	3/31/2018	1,100	1,100	1,100	2.8%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,763	3,738	3,726	9.6%
Total Senior Secured Loans - First Lien						11,403	11,296	29.3%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc.	Tobacco	N/A	11.00%	8/17/2022	1,000	991	1,010	2.6%
Lionbridge Technologies	Translation and Interpretation Services	L + 9.75%	10.80%	2/28/2025	2,000	1,961	1,970	5.1%
Action Resources (d) (h)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,791	5,791	3,938	10.2%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,050	5,050	4,975	13.0%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,015	2.6%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,927	1,985	5.1%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	982	1,010	2.6%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	510	1.3%
Total Senior Secured Loans - Second Lien						18,183	16,413	42.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares		Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,869	1,813	4.7%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	-	119	98	0.3%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	-	58	41	0.1%
Transportation Demand Management; Warrants (d)	Charter Bus Industry	N/A	34,000	-	-	-	0.0%
Lone Star Brewery Development, Inc.; Preferred Units (d)	Real Estate	12.00%	3,000	2,800	2,800	2,800	7.2%
Lone Star Brewery Development, Inc.; Common Units (d)	Real Estate	N/A	200,000	2,000	2,000	2,000	5.2%
Total Equity Investments					6,847	6,753	17.5%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.659%	7/13/2017	13,000,000	12,997	12,997	12,997	33.6%
Total U.S Government Securities					12,997	12,997	33.6%

Total Investments					$49,430	$47,459	122.9%
Liabilities in excess of other assets						(8,828)	-22.9%
Net assets						$38,631	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2017, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

June 30, 2017

As of June 30, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” its investment in Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control for the six months ended June 30, 2017:

	Fair Value				Net	Net Change in	Fair Value	For the Six Months Ended June 30, 2017
Affiliated and Controlled Portfolio Company	at December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	at June 30, 2017	Interest Income	Fee Income	Dividend Income
Equity Investment
Lone Star Brewery Development, Inc. Preferred Units	-	$2,800	$-	$-	$-	$-	$2,800	$-	$-	$-
Lone Star Brewery Development, Inc.Common Units	-	$2,000	$-	$-	$-	$-	$2,000	$-	$-	$-

Affiliated Portfolio Company
Equity Investment
Langham Creek LLC; Preferred Units	1,756	$-	$-	$-	$-	$57	$1,813	$-	$-	$142
Langham Creek LLC; Common Units	1	$-	$-	$-	$-	$-	$1	$-	$-	$-

(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of June 30, 2017.
(f)	The maturity date for Ebony Media’s $3,839 and $1,823 principal loans are 5/5/2020 and 11/11/2018, respectively.
(g)	There is a 3% of principal fee for the short term Ebony Media principal loan.
(h)	Asset is on non-accrual status.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,467	3,443	3,432	9.6%
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 6.50%	7.75%	1/13/2020	877	878	872	2.4%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,605	5,505	5,361	15.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,689	3,648	3,652	10.3%
Total Senior Secured Loans - First Lien						13,474	13,317	37.3%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,530	1,500	4.2%
Action Resources (d)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,592	5,592	3,859	10.8%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,011	5,011	5,011	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,005	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,922	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	980	1,017	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	511	1.4%
Total Senior Secured Loans - Second Lien						16,516	14,833	41.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119	-	0.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	48	0.1%
Transportation Demand Management; Warrants (d)	Charter Bus Industry	N/A	34,000	-	-	0.0%
Total Equity Investments				2,047	1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.324%	1/12/2017	12,000,000	11,999	11,999	11,999	33.5%
Total U.S Government Securities					11,999	11,999	33.5%

Total Investments					$44,036	$41,954	117.3%
Liabilities in excess of other assets						(6,189)	-17.3%
Net assets						$35,765	100.0%

(a)	With the exception of the Company’s investment in Langham Creek LLC and Turning Point Brands, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company does not “control” any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s Board pursuant to the Company’s valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The maturity date for the Ebony Media’s $3,800 and $1,805 principal loans are 5/5/2020 and 11/11/2018, respectively.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act, and intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and six months ended June 30, 2017 and 2016 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three and six months ended June 30, 2017.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016 that was distributed prior to the tax year ended June 30, 2017. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. As of June 30, 2017, there have been no built-in gains.

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

The Company places investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on management’s judgment.

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and six months ended June 30, 2017, the Company recognized PIK income of $92 and $394, respectively. For the three and six months ended June 30, 2016, the Company recognized PIK income of $160 and $178, respectively.

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

Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

NOTE C – COMMON STOCK

On June 29, 2017 the Company accepted a subscription for $2,000 at a price per share of $10.00 in exchange for 100% of the equity ownership of Lone Star Brewery Development, Inc. On June 29, 2017, the Company issued 200,000 shares of common stock.

NOTE D – RELATED PARTY TRANSACTIONS

Advisory Agreement

On March 11, 2015, the Company entered into an investment advisory agreement with the Advisor for management services (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Board, including a majority of the directors who are not “interested persons” of the Company and the Advisor as defined in Section 2(a)(19) of the 1940 Act, at an in person meeting of the Board held in August 2015 and was renewed for a period of one year by the Board on August 9, 2017 at an in person meeting of the Board. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer. Pursuant to the Investment Advisory Agreement, the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Investment Advisory Agreement consist of a base management fee and incentive fees.

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. The Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company, on June 29, 2017, March 29, 2017 and December 29, 2016 acquired $13,000, $12,500 and $12,000, respectively, in face value of short-term U.S. Treasury Bills. Additionally, the Company on June 28, 2016 and March 31, 2016 acquired $10,000 and $12,500, respectively, in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the three and six months ended June 30, 2017, the Company incurred management fees of $248 and $486, respectively, gross of the fee waiver of $64 and $124, respectively. For the three and six months ended June 30, 2016, the Company incurred management fees of $245 and $467, respectively, gross of the fee waiver of $56 and $87, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any incentive fees on capital gains.

During the three months ended June 30, 2017 and 2016, the Company reimbursed the Advisor $33 and $24, respectively, for administrative services performed on its behalf. During the six months ended June 30, 2017 and 2016, the Company reimbursed the Advisor $71 and $53, respectively, for administrative services performed on its behalf. The Company accrued $4 as of June 30, 2016 for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel. There were no amounts accrued to the Advisor as of June 30, 2017.

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

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	4,975	10%	5,011	12%
Healthcare	3,767	8%	3,700	9%
Manufacturing	2,495	6%	2,441	6%
Market Analytics	-	-	3,432	8%
Marketing Information Service	1,015	2%	1,005	2%
Media	6,670	14%	5,361	13%
Real Estate	6,614	14%	1,757	4%
Software	1,010	2%	1,017	2%
Specialized Freight Trucking	3,938	8%	3,859	9%
Tobacco	2,008	4%	2,372	6%
Translation and Interpretation Services	1,970	4%	-	-
U.S. Government Securities	12,997	28%	11,999	29%
	$47,459	100%	$41,954	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of June 30, 2017 and December 31, 2016:

June 30, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$11,403	23%	$11,296	24%
Senior Secured Loans - Second Lien	18,183	37%	16,413	35%
Equity Investments	6,847	14%	6,753	14%
U.S. Government Securities	12,997	26%	12,997	27%
Total	$49,430	100%	$47,459	100%

December 31, 2016
Senior Secured Loans - First Lien	$13,474	31%	$13,317	32%
Senior Secured Loans - Second Lien	16,516	37%	14,833	35%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	11,999	27%	11,999	29%
Total	$44,036	100%	$41,954	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$11,296	$11,296
Senior Secured Loans - Second Lien	-	-	16,413	16,413
Equity Investments	-	-	6,753	6,753
U.S. Government Securities	12,997	-	-	12,997
	$12,997	$-	$34,462	$47,459

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017:

	For the Six Months Ended June 30, 2017
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value, beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	2,091	2,950	4,800	9,841
Net realized gain (loss)	21	(27)	-	(6)
Amortization of premium	32	9	-	41
Paid in kind interest	131	263	-	394
Sales	(4,345)	(1,500)	-	(5,845)
Paydowns	(3)	(27)	-	(30)
Net change in unrealized appreciation (depreciation)	52	(88)	148	112
Fair value, end of period	$11,296	$16,413	$6,753	$34,462

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$34	$(117)	$147	$64

During the six months ended June 30, 2017, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	7,173	-	177	7,350
Net realized loss	-	(12)	-	(12)
Amortization of discount (premium)	1	(5)	-	(4)
Paid in kind interest	26	134	-	160
Sales	(4,989)	-	-	(4,989)
Paydowns	(61)	(518)	-	(579)
Net change in unrealized depreciation	91	(198)	-	(107)
Fair value end of period	$14,458	$10,814	$2,047	$27,319

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(69)	$(284)	$-	$(353)

During the six months ended June 30, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of June 30, 2017:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$998	Market quotes	Indicative Dealer Quotes	99.5% - 100.5%	100.0%
Senior Secured Loans - First Lien	$9,198	Market comparables	Market yield (%)	94.8% - 99.6%	97.6%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - First Lien	$1,100	Cost	Cost	100.00%	100.0%
Senior Secured Loans - Second Lien	$7,500	Market quotes	Indicative Dealer Quotes	98.0% - 102.8%	100.0%
Senior Secured Loans - Second Lien	$8,913	Market comparables	Market yield (%)	62.0% - 99.9%	84.8%
			EBITDA Multiples (x)	0.65x - 7.5x	4.2x
Equity Investments	$1,953	Market comparables	Market yield (%)	87.0% - 270.0%	99.4%
			Book Value Multiples (x)	0.95x - 7.5x	1.2x
Equity Investments	$4,800	Cost	Cost	100.00%	100.0%

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$4,304	Market quotes	Indicative Dealer Quotes	98.6% - 99.8%	99.1%
Senior Secured Loans - First Lien	$9,013	Market comparables	Market yield (%)	94.1% - 100.0%	97.3%
			EBITDA Multiples (x)	3.0x - 5.0x	3.8x
Senior Secured Loans - Second Lien	$5,963	Market quotes	Indicative Dealer Quotes	96.0% - 102.8%	99.4%
Senior Secured Loans - Second Lien	$8,870	Market comparables	Market yield (%)	62.0% - 101.5%	86.7%
			EBITDA Multiples (x)	5.0x - 9.0x	7.1x
Equity Investments	$1,805	Market comparables	Market yield (%)	85.0% - 103.0%	91.5%
			EBITDA Multiples (x)	0.9x - 9.0x	1.1x

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Per share data
Net assest value, begining of period	$9.41	$9.85
Results of operations (a)
Net investment income	0.20	0.11
Net change in unrealized appreciation (depreciation) on investments	0.03	(0.04)
Net increase (decrease) in net assets resulting from operations	0.23	0.07
Capital share transactions
Issuance of common stock (b)	0.02	-
Total increase in net assets	0.25	0.07
Net asset value, end of period	$9.66	$9.92

Shares outstanding at end of period	4,000,010	3,800,010
Total return (c)	2.33%	0.76%

Ratio/Supplemental data (d)
Net assets, end of period	38,631	37,701
Ratio of operating expenses to average net assets (e)	3.14%	3.29%
Ratio of net investment income to average net assets	2.05%	1.08%
Portfolio turnover	19.65%	16.68%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.
(b)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.
(c)	The total return for the six months ended June 30, 2017 and the year ended December 31, 2016 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.
(d)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(e)	The effect of the management fee waiver discussed in Note D is 0.33% and 0.39% for the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

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

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We have elected to be regulated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. Other than with respect to our initial organization and operating costs, as described above, there is no contractual cap on the reasonable costs and expenses for which our Advisor will be reimbursed. In addition, we will reimburse our Advisor for the allocable portion of the compensation paid by our Advisor (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). All of these expenses will ultimately be borne by our stockholders.

Portfolio and Investment Activity

The fair value of our investments was approximately $34,462 (excluding $12,997 held in U.S. Treasury Bills) and $29,955 (excluding $11,999 held in U.S. Treasury Bills) in 12 and 11 portfolio companies as of June 30, 2017 and December 31, 2016, respectively. Our investment activity for the six months ended June 30, 2017 and 2016 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2017	2016
Amortized cost of investments, beginning	$44,036	$25,746
Cost of investments purchased	35,333	29,848
Paid-in-kind interest	394	160
Proceeds from sales and paydowns of investments	(30,367)	(18,067)
Net amortization of premium on investments	41	(4)
Realized loss on sold/ repaid investments	(7)	(12)
Amortized cost of investments, ending	$49,430	$37,671

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note E – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and 2016, the investments in our portfolio were purchased at a weighted average price of 99.5% and 100.0% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of June 30, 2017, were 11.5% and 11.2%, respectively and as of June 30, 2016, were 11.5%, and 11.5%, respectively.

Our investment in Action Resources was placed on non-accrual during the three months ended June 30, 2017. Action Resources represents 8.3% of our portfolio at fair value as of June 30, 2017.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the six months ended June 30, 2017 and the year ended December 31, 2016:

	For the Six Months Ended	For the Year Ended
New Direct Originations	June 30, 2017	December 31, 2016
Total Commitments (including unfunded commitments)	$5,900	$14,150
Paid in Kind Interest	-	155
Exited Investments (including partial paydowns)	-	-
Net Direct Origination	$5,900	$14,305

	For the Six Months Ended June 30, 2017		For the Year Ended December 31, 2016
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$1,100	19%	$9,150	65%
Senior Secured Loans - Second Lien	-	-	5,000	35%
Equity Investments	4,800	81%	-	-
	$5,900	100%	$14,150	100%

	For the Six Months Ended	For the Year Ended
	June 30, 2017	December 31, 2016
Average New Direct Origination Commitment Amount	$2,950	$3,538
Weighted Average Maturity for New Direct Originations	0.03 years	3.16 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	10.3%	14.0%

The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:

	June 30,		December 31,
Characteristics of All Direct Originations held in Portfolio	2017		2016
Number of Portfolio Companies	6		5
Average Annual EBITDA of Portfolio Companies	$2,630		$5,800
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities	11.34	x	6.53	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	13.6%		14.5%

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$25,964	55%	$19,688	47%
Broadly Syndicated	8,498	18%	10,267	24%
U.S. Government Securities	12,997	27%	11,999	29%
	$47,459	100%	$41,954	100%

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note E” of this quarterly report on Form 10-Q for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such industries.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. Our Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	43,521	92%	38,095	91%
3	-	-	-	-
4	-	-	3,859	9%
5	3,938	8%	-	-
Total	$47,459	100%	$41,954	100%

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Investment Income

For the three months ended June 30, 2017 and 2016, total investment income totaled $845 and $924, respectively, of which $664 and $652, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $71 and $66, respectively, was attributable to dividend income earned and $18 and $46, respectively, was attributable to amortization of loan origination fees received.

For the three months ended June 30, 2017 and 2016, $92 and $160, respectively, of our total investment income constituted PIK interest. As of June 30, 2017, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the three months ended June 30, 2017 and accordingly our investment income does not include any PIK interest related to Action Resources for the three months ended June 30, 2017. The decrease in investment income was primarily due to the Action Resources investment being on non-accrual.

Operating Expenses

Total operating expenses were $542 for the three months ended June 30, 2017, and consisted of base management fees of $248 (less a fee waiver of $64), professional fees of $173 and other general and administrative fees of $185. Total operating expenses were $679 for the three months ended June 30, 2016, and consisted of base management fees of $245 (less a fee waiver of $56), professional fees of $179 and other general and administrative fees of $227 and provision for taxes of $84. We did not incur any incentive fees for the three months ended June 30, 2017 and 2016. The decrease in operating expenses was primarily driven by a decrease in the provision for taxes and decrease in general and administrative expenses resulting from expenses incurred in the prior year to obtain a credit facility that was not incurred during the three months ended June 30, 2017. Our operating expenses were 1.46% and 1.81% of our average net assets for the three months ended June 30, 2017 and 2016, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $13,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 29, 2017 and March 29, 2017, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $64 for the three months ended June 30, 2017, all of which was waived by our Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $56 for the three months ended June 30, 2016, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $303, which is equal to $0.08 per share calculated using weighted average shares outstanding for the three months ended June 30, 2017. Our net investment income totaled $245 for the three months ended June 30, 2016, which is equal to $0.06 per share calculated using weighted average shares outstanding for the three months ended June 30, 2016.

Net Realized Income (Loss) on Investments

For the three months ended June 30, 2017, we had net realized income of $3 resulting from the sale of investments in our portfolio. For the three months ended June 30, 2016, we had a net realized loss of $12 resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2017 and 2016, we had net unrealized appreciation on our portfolio of $373 and $180, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $679, which is equal to $0.18 per share calculated using weighted average shares outstanding for the three months ended June 30, 2017. For the three months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $413, which is equal to $0.11 per share using the weighted average shares outstanding for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Investment Income

For the six months ended June 30, 2017 and 2016, total investment income totaled $1,929 and $1,645 respectively, of which $1,324 and $1,272, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $142 and $133, respectively, was attributable to dividend income earned and $69 and $62, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

For the six months ended June 30, 2017 and 2016, $394 and $178, respectively, of our total investment income constituted PIK interest. As of June 30, 2017, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the six months ended June 30, 2017 and accordingly our investment income does not include any PIK interest related to Action Resources for the three months ended June 30, 2017.

Operating Expenses

Total operating expenses were $1,168 for the six months ended June 30, 2017, and consisted of base management fees of $486 (less a fee waiver of $124), professional fees of $426 and other general and administrative fees of $380. Total operating expenses were $1,239 for the six months ended June 30, 2016, and consisted of base management fees of $467 (less a fee waiver of $87), professional fees of $391 and other general and administrative fees of $384 and provision for taxes of $84. We did not incur any incentive fees for the six months ended June 30, 2017 and 2016. The decrease in operating expenses was primarily driven by a decrease in the provision for taxes. Our operating expenses were 3.14% and 3.29% of our average net assets for the six months ended June 30, 2017 and 2016, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $13,000, $12,500 and $12,000 in face value of short-term U.S. Treasury Bills on June 29, 2017, March 29, 2017 and December 29, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $124 for the six months ended June 30, 2017, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $87, all of which was waived by the Advisor. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $761, which is equal to $0.20 per share calculated using weighted average shares outstanding for the six months ended June 30, 2017. Our net investment income totaled $406 for the six months ended June 30, 2016, which is equal to $0.11 per share calculated using weighted average shares outstanding for the six months ended June 30, 2016.

Net Realized Loss on Investments

For the six months ended June 30, 2017, we had net realized loss of $7 resulting from the sale of investments in our portfolio. For the six months ended June 30, 2016, we had net realized loss of $12 resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the six months ended June 30, 2017 and 2016, we had net unrealized appreciation (depreciation) on our portfolio of $112 and ($107), respectively.

Changes in Net Assets from Operations

For the six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $866, which is equal to $0.23 per share calculated using weighted average shares outstanding for the six months ended June 30, 2017. For the six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $287, which is equal to $0.08 per share using the weighted average shares outstanding for the six months ended June 30, 2016.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of June 30, 2017, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of approximately $3,638. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $1,853 during the six months ended June 30, 2017 was primarily driven by the refinance of Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.) and the sale of our investment in InfoGroup, Inc., offset by our investments in Lone Star Brewery Development, Inc., Lionbridge Technologies and Ebony Media Holdings, LLC.

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

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services. Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Related Party Transactions – Advisory Agreement” for a discussion of the fees payable pursuant to the Investment Advisory Agreement.

Off-Balance Sheet Arrangements

We currently have no off balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, our portfolio consisted of investments paying variable rates and fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. However, currently 24% of our portfolio pays variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Investment Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017. With the exception of the below paragraph, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2017 the Company accepted a subscription for $2,000,000 in shares of its common stock, par value $0.01 per share (the “Common Stock”) in exchange for 100% of the equity ownership of Lone Star Brewery Development, Inc. No underwriting discounts or commissions have been or will be paid in connection with the sale of such Common Stock. The issuance of the Common Stock is exempt from the registration requirements from the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: August 14, 2017	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

