Form 10-Q
period 2017-09-30
Parkview Capital Credit, Inc.
filed 2017-11-14
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 13, 2017.

 PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

September 30, 2017

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/ unaffiliated investments (amortized cost $44,923 and $42,166, respectively)	$43,316	$40,197
Controlled/ affiliated investments (amortized cost $7,294 and $1,870, respectively)	7,238	1,757
Total investments, at fair value (amortized cost $52,217 and $44,036, respectively)	50,554	41,954
Cash and cash equivalents	1,900	5,491
Interest receivable	584	338
Dividend receivable	413	177
Receivable for investments sold and repaid	995	9
Prepaid expenses and other assets	98	156
Total assets	$54,544	$48,125

Liabilities and stockholders’ equity
Liabilities
Payable for investments purchased	$14,998	$11,999
Accounts payable and accrued expenses	25	70
Amount due to advisor	8	0
Loan origination fees, net	160	215
Management fees payable	79	76
Total liabilities	15,270	12,360

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 and 3,800,010 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	40	38
Additional paid-in capital	39,928	37,930
Accumulated undistributed net realized loss on investments	(23)	(25)
Accumulated undistributed net investment income (loss)	992	(96)
Net unrealized depreciation on investments	(1,663)	(2,082)
Total stockholders’ equity	39,274	35,765
Total liabilities and stockholders’ equity	$54,544	$48,125

Net asset value per share	$9.82	$9.41

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$689	$579	$2,082	$1,913
Paid-in-kind interest	93	364	487	542
From controlled/ affiliated investments:
Dividend income	167	67	309	200
Total investment income	949	1,010	2,878	2,655
Operating expenses
Management fees	269	228	755	695
Professional fees	200	196	626	587
General and administrative expenses	224	164	604	548
Total expenses before expense waiver and provision for taxes	693	588	1,985	1,830
Waiver of management fees	(71)	(25)	(195)	(112)
Provision for taxes	—	—	—	84
Total operating expenses	622	563	1,790	1,802
Net investment income	327	447	1,088	853

Realized and unrealized income
Net realized gain on investments	9	13	2	1
Net change in unrealized appreciation on investments	307	212	419	105
Total net realized gain and unrealized appreciation on investments	316	225	421	106
Net increase in net assets resulting from operations	$643	$672	$1,509	$959

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations	$0.16	$0.18	$0.39	$0.25
Weighted average shares outstanding	4,000,010	3,800,010	3,869,128	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2017	2016
Increase from operations
Net investment income	$1,088	$853
Net realized gain on investments	2	1
Net change in unrealized appreciation on investments	419	105
Net increase in net assets resulting from operations	1,509	959

Capital share transactions
Issuance of common stock	2,000	—
Net increase in net assets from capital share transactions	2,000	—

Total increase in net assets	3,509	959
Net assets at beginning of period	35,765	37,414
Net assets at end of period	$39,274	$38,373

Net asset value per common share	$9.82	$10.10
Common shares outstanding, end of period	4,000,010	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,509	$959
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities
Purchases of investments	(50,031)	(34,291)
Paid-in-kind interest	(487)	(542)
Paydowns of investments	69	588
Sales of investments	44,330	35,022
Loan origination fee amortization	(88)	(90)
Net unrealized appreciation on investments	(419)	(105)
Net amortization of premiums on investments	(64)	(30)
Realized loss on sold/repaid investments	2	—
Decrease (increase) in operating assets:
Accounts receivable	—	26
Interest receivable	(246)	(296)
Dividend receivable	(236)	(124)
Receivable for investments sold and repaid	(986)	933
Prepaid expenses and other assets	58	21
Increase (decrease) in operating liabilities:
Payable for investments purchased	2,999	1,986
Accounts payable and accrued expenses	(45)	108
Amount due to advisor	8	6
Loan origination fees	33	123
Management fees payable	3	22
Net cash (used in) provided by operating activities	(3,591)	4,316

Cash flows from financing activities
Issuance of common stock	—	—
Net cash provided by financing activities	—	—

Total increase (decrease) in cash and cash equivalents	(3,591)	4,316
Cash and cash equivalents at beginning of period	5,491	12,358
Cash and cash equivalents at end of period	$1,900	$16,674

Noncash Financing Activities:
Issuance of common stock in connection with controlled investments	$2,000	$—

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

September 30, 2017

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,690	5,613	5,499	14.0%
Ebony Media Holdings, LLC (d)	Media	N/A	(g)	3/31/2018	2,176	2,176	2,176	5.5%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,763	3,744	3,726	9.5%
Total Senior Secured Loans - First Lien						11,533	11,401	29.0%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc.	Tobacco	N/A	11.00%	8/17/2022	1,000	991	1,010	2.6%
Lionbridge Technologies	Translation and Interpretation Services	L + 9.75%	10.80%	2/28/2025	2,000	1,963	1,970	5.0%
Action Resources (d) (h)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,791	5,791	4,285	10.9%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,076	5,076	5,000	12.7%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,015	2.6%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,930	2,005	5.1%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	982	1,010	2.6%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	496	510	1.3%
Total Senior Secured Loans - Second Lien						18,215	16,805	42.8%

See Notes to Unaudited Condensed Financial Statements.

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,813	4.6%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119	69	0.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	43	0.1%
Transportation Demand Management; Warrants (d)	Charter Bus Industry	N/A	34,000	—	—	0.0%
Lone Star Brewery Development, Inc.; Preferred Units (d)	Real Estate	12.00%	1,223	3,424	3,424	8.7%
Lone Star Brewery Development, Inc.; Common Units (d)	Real Estate	N/A	200,000	2,000	2,000	5.1%
Total Equity Investments				7,471	7,350	18.7%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.697%	10/5/2017	15,000,000	14,998	14,998	14,998	38.2%
Total U.S Government Securities					14,998	14,998	38.2%

Total Investments					$52,217	$50,554	128.7%
Liabilities in excess of other assets						(11,280)	(28.7)%
Net assets						$39,274	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2017, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

September 30, 2017

As of September 30, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control for the nine months ended September 30, 2017:

	Fair Value at				Net	Net Change in Unrealized	Fair Value at	For the Nine Months Ended September 30, 2017
	December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Realized Gain (Loss)	Appreciation (Depreciation)	September 30, 2017	Interest Income	Fee Income	Dividend Income
Affiliated and Controlled Portfolio Company
Equity Investment
Lone Star Brewery Development, Inc. Preferred Units	—	$3,424	$—	$—	$—	$—	3,424	$—	$—	$91
Lone Star Brewery Development, Inc.Common Units	—	$2,000	$—	$—	$—	$—	2,000	$—	$—	$—

Affiliated Portfolio Company
Equity Investment
Langham Creek LLC; Preferred Units	1,756	$—	$—	$—	$—	$57	1,813	$—	$—	$218
Langham Creek LLC; Common Units	1	$—	$—	$—	$—	$—	1	$—	$—	$—

(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of September 30, 2017.
(f)	The maturity date for Ebony Media’s $3,858 and $1,832 principal loans are 5/5/2020 and 11/11/2018, respectively.
(g)	There is a 3% of principal fee for the short term Ebony Media principal loan.
(h)	Asset is on non-accrual status.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.50%	5/26/2018	3,467	3,443	3,432	9.6%
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 6.50%	7.75%	1/13/2020	877	878	872	2.4%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,605	5,505	5,361	15.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,689	3,648	3,652	10.3%
Total Senior Secured Loans - First Lien						13,474	13,317	37.3%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.)	Tobacco	L + 10.25%	11.50%	7/31/2020	1,500	1,530	1,500	4.2%
Action Resources (d)	Specialized Freight Trucking	L + 15.00% PIK	16.00% PIK	4/30/2020	5,592	5,592	3,859	10.8%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,011	5,011	5,011	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	9.50%	9/7/2024	1,000	986	1,005	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,922	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	10.50%	10/14/2024	1,000	980	1,017	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	495	511	1.4%
Total Senior Secured Loans - Second Lien						16,516	14,833	41.5%

See Notes to Unaudited Condensed Financial Statements.

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	1,868,600	1,869	1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	0.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119	—	0.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	48	0.1%
Transportation Demand Management; Warrants (d)	Charter Bus Industry	N/A	34,000	—	—	0.0%
Total Equity Investments				2,047	1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.324%	1/12/2017	12,000,000	11,999	11,999	11,999	33.5%
Total U.S Government Securities					11,999	11,999	33.5%

Total Investments					$44,036	$41,954	117.3%
Liabilities in excess of other assets						(6,189)	(17.3)%
Net assets						$35,765	100.0%

(a)	With the exception of the Company’s investment in Langham Creek LLC and Turning Point Brands, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, tthe Company does not "control" any of its portfolio companies. The Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s Board pursuant to the Company’s valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of December 31, 2016.
(f)	The maturity date for the Ebony Media’s $3,800 and $1,805 principal loans are 5/5/2020 and 11/11/2018, respectively.

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

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company did not qualify as a RIC for calendar year 2016. In order to be able to make its RIC election, the Company changed its tax year to June 30. The Company filed as a C-Corp for the six month period ended June 30, 2016 and will elect RIC status for the tax year ended June 30, 2017 and thereafter.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the three and nine months ended September 30, 2017.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016 that was distributed prior to the tax year ended June 30, 2017. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. As of September 30, 2017, there were no built-in gains.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and nine months ended September 30, 2017, the Company recognized PIK income of $93 and $487, respectively. For the three and nine months ended September 30, 2016, the Company recognized PIK income of $364 and $542, respectively.

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

Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

NOTE C – COMMON STOCK

On June 29, 2017 the Company accepted a subscription for $2,000 at a price per share of $10.00 in exchange for 100% of the equity ownership of Lone Star Brewery Development, Inc. On June 29, 2017, the Company issued 200,000 shares of common stock to the prior equity owner of Lone Star Brewery Development, Inc.

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

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. The Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company acquired the following in face value of short-term U.S. Treasury Bills:

Date acquired	Amount of U.S Treasury Bills acquired
September 27, 2017	$15,000
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000
June 28, 2016	$10,000
March 31, 2016	$12,500

These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the three and nine ended September 30, 2017, the Company incurred management fees of $269 and $755, respectively, gross of the fee waiver of $71 and $195, respectively. For the three and nine months ended September 30, 2016, the Company incurred management fees of $228 and $695, respectively, gross of the fee waiver of $25 and $112, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any incentive fees on capital gains.

During the three months ended September 30, 2017 and 2016, the Company reimbursed the Advisor $43 and $33, respectively, for administrative services performed on its behalf. During the nine months ended September 30, 2017 and 2016, the Company reimbursed the Advisor $115 and $79, respectively, for administrative services performed on its behalf. The Company accrued $8 and $8 as of September 30, 2017 and 2016, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	5,000	10%	5,011	12%
Healthcare	3,769	7%	3,700	9%
Manufacturing	2,515	5%	2,441	6%
Market Analytics	—	—	3,432	8%
Marketing Information Service	1,015	2%	1,005	2%
Media	7,744	15%	5,361	13%
Real Estate	7,238	14%	1,757	4%
Software	1,010	2%	1,017	2%
Specialized Freight Trucking	4,285	8%	3,859	9%
Tobacco	1,010	2%	2,372	6%
Translation and Interpretation Services	1,970	4%	—	—
U.S. Government Securities	14,998	31%	11,999	29%
	$50,554	100%	$41,954	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of September 30, 2017 and December 31, 2016:

September 30, 2017	Amortized Cost (a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$11,533	22%	$11,401	23%
Senior Secured Loans - Second Lien	18,215	35%	16,805	33%
Equity Investments	7,471	14%	7,350	15%
U.S. Government Securities	14,998	29%	14,998	29%
Total	$52,217	100%	$50,554	100%

December 31, 2016
Senior Secured Loans - First Lien	$13,474	31%	$13,317	32%
Senior Secured Loans - Second Lien	16,516	37%	14,833	35%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	11,999	27%	11,999	29%
Total	$44,036	100%	$41,954	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$—	$11,401	$11,401
Senior Secured Loans - Second Lien	—	—	16,805	16,805
Equity Investments	—	—	7,350	7,350
U.S. Government Securities	14,998	—	—	14,998
	$14,998	$—	$35,556	$50,554

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$—	$13,317	$13,317
Senior Secured Loans - Second Lien	—	—	14,833	14,833
Equity Investments	—	—	1,805	1,805
U.S. Government Securities	11,999	—	—	11,999
	$11,999	$—	$29,955	$41,954

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2017:

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value, beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	3,167	2,950	5,424	11,541
Net realized gain (loss)	27	(28)	—	(1)
Amortization of premium	49	15	—	64
Paid-in-kind interest	198	289	—	487
Sales	(5,340)	(1,500)	—	(6,840)
Paydowns	(44)	(25)	—	(69)
Net change in unrealized appreciation	27	271	121	419
Fair value, end of period	$11,401	$16,805	$7,350	$35,556

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8	$243	$119	$370

During the nine months ended September 30, 2017, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases of investments	7,173	4,443	177	11,793
Amortization of discount (premium)	33	(3)	—	30
Paid-in-kind interest	100	442	—	542
Proceeds from sales and repayments of investments	(8,093)	(5,019)	—	(13,112)
Net change in unrealized depreciation	135	(30)	—	105
Fair value end of period	$11,565	$11,246	$2,047	$24,858

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(28)	$(114)	$—	$(142)

During the nine months ended September 30, 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of September 30, 2017:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$9,225	Market comparables	Market yield (%)	94.3% - 99.6%	97.3%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - First Lien	$2,176	Cost	Cost	100.00%	100.0%
Senior Secured Loans - Second Lien	$7,520	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.4%
Senior Secured Loans - Second Lien	$9,285	Market comparables	Market yield (%)	69.0% - 99.9%	87.2%
			EBITDA Multiples (x)	0.60x - 7.5x	4.0x
Equity Investments	$1,926	Market comparables	Market yield (%)	87.0% - 209.0%	96.0%
			Book Value Multiples (x)	0.95x - 7.5x	1.2x
Equity Investments	$5,424	Cost	Cost	100.00%	100.0%

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$4,304	Market quotes	Indicative Dealer Quotes	98.6% - 99.8%	99.1%
Senior Secured Loans - First Lien	$9,013	Market comparables	Market yield (%)	94.1% - 100.0%	97.3%
			EBITDA Multiples (x)	3.0x - 5.0x	3.8x
Senior Secured Loans - Second Lien	$5,963	Market quotes	Indicative Dealer Quotes	96.0% - 102.8%	99.4%
Senior Secured Loans - Second Lien	$8,870	Market comparables	Market yield (%)	62.0% - 101.5%	86.7%
			EBITDA Multiples (x)	5.0x - 9.0x	7.1x
Equity Investments	$1,805	Market comparables	Market yield (%)	85.0% - 103.0%	91.5%
			EBITDA Multiples (x)	0.9x - 9.0x	1.1x

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Per share data
Net asset value, beginning of period	$9.41	$9.85
Results of operations (a)
Net investment income	0.28	0.22
Net change in unrealized appreciation on investments	0.11	0.03
Net increase in net assets resulting from operations	0.39	0.25
Capital share transactions
Issuance of common stock (b)	0.02	—
Total increase in net assets	0.41	0.25
Net asset value, end of period	$9.82	$10.10

Shares outstanding at end of period	4,000,010	3,800,010
Total return (c)	4.02%	2.53%

Ratio/Supplemental data (d)
Net assets, end of period	39,274	38,373
Ratio of operating expenses to average net assets (e)	4.77%	4.76%
Ratio of net investment income to average net assets	2.90%	2.25%
Portfolio turnover	21.65%	46.68%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.
(b)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.
(c)	The total return for the nine months ended September 30, 2017 and 2016 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.
(d)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.
(e)	The effect of the management fee waiver discussed in Note D is 0.52% and 0.30% for the nine months ended September 30, 2017 and 2016, respectively.

NOTE H – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements, except for the following:

On November 10, 2017, the Company entered into the First Amendment to the Investment Advisory Agreement (the “Amendment”) between the Company and the Adviser. The Amendment amended Section 3(a) of the Investment Advisory Agreement to provide that base management fees are calculated at an annual rate of 2.00% of the Company’s gross assets if the Company’s gross assets are less than $250,000,000; 1.75% of the Company’s gross assets if the Company’s gross assets are equal to or greater than $250,000,000 but less than $750,000,000; and 1.50% of the Company’s gross assets if the Company’s gross assets are equal to or greater than $750,000,000.

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

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect some of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

We anticipate that all investment professionals and staff of our Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by our Advisor.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;
●	calculating our net asset value (including the cost and expenses of any independent valuation firms);
●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;
●	the costs of the offerings of common shares and other securities, if any;
●	the base management fee and any incentive fee;
●	certain costs and expenses relating to distributions paid on our shares;
●	administration reimbursements payable under our Investment Advisory Agreement;
●	debt service and other costs of borrowings or other financing arrangements;
●	the allocated costs incurred by our Advisor in providing managerial assistance to those portfolio companies that request it;
●	amounts payable to third parties relating to, or associated with, making or holding investments;
●	transfer agent and custodial fees;
●	costs of hedging;
●	commissions and other compensation payable to brokers or dealers;
●	federal, state and local taxes;
●	independent director fees and expenses;
●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	indemnification payments;
●	direct costs and expenses of administration, including audit and legal costs; and
●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $35,556 (excluding $14,998 held in U.S. Treasury Bills) and $29,955 (excluding $11,999 held in U.S. Treasury Bills) in 12 and 11 portfolio companies as of September 30, 2017 and December 31, 2016, respectively. Our investment activity for the nine months ended September 30, 2017 and 2016 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30, 2017
	2017	2016
Amortized cost of investments, beginning	$44,036	$25,746
Cost of investments purchased	52,031	34,291
Paid-in-kind interest	487	542
Proceeds from sales and paydowns of investments	(44,399)	(35,610)
Net amortization of premium on investments	64	30
Realized gain (loss) on sold/repaid investments	(2)	1
Amortized cost of investments, ending	$52,217	$25,000

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note E – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and 2016, the investments in our portfolio were purchased at a weighted average price of 99.5% and 99.7% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of September 30, 2017, were 11.3% and 11.0%, respectively, and as of September 30, 2016, were 11.4%, and 11.4%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents 8.5% of our portfolio at fair value as of September 30, 2017.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the nine months ended September 30, 2017 and the year ended December 31, 2016:

	For the Nine Months Ended	For the Year Ended
New Direct Originations	September 30, 2017	December 31, 2016
Total Commitments (including unfunded commitments)	$7,600	$14,150
Paid-in-Kind Interest	—	155
Exited Investments (including partial paydowns)	—	—
Net Direct Origination	$7,600	$14,305

	For the Nine Months Ended September 30, 2017		For the Year Ended December 31, 2016
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$2,176	29%	$9,150	65%
Senior Secured Loans - Second Lien	—	—	5,000	35%
Equity Investments	5,424	71%	—	—
	$7,600	100%	$14,150	100%

	For the Nine Months Ended	For the Year Ended
	September 30, 2017	December 31, 2016
Average New Direct Origination Commitment Amount	$3,800	$3,538
Weighted Average Maturity for New Senior Secured Direct Originations	0.50 years	3.16 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	9.4%	14.0%

The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:

	September 30,		December 31,
Characteristics of All Direct Originations held in Portfolio	2017		2016
Number of Portfolio Companies	6		5
Average Annual EBITDA of Portfolio Companies	$3,550		$5,800
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	9.50	x	6.53	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	13.2%		14.5%

(1) Average Leverage Through Tranche of Portfolio Companies - Excluding Equity-Other and Collateralized Securities is 2.89x and 3.34x as of September 30, 2017 and December 31, 2016, respectively, excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$28,036	55%	$19,688	47%
Broadly Syndicated	7,520	15%	10,267	24%
U.S. Government Securities	14,998	30%	11,999	29%
	$50,554	100%	$41,954	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	38,525	76%	38,095	91%
3	7,744	15%	—	—
4	—	—	3,859	9%
5	4,285	9%	—	—
Total	$50,554	100%	$41,954	100%

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

Investment Income

For the three months ended September 30, 2017 and 2016, total investment income totaled $949 and $1,010, respectively, of which $670 and $551, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $167 and $67, respectively, was attributable to dividend income earned and $19 and $28, respectively, was attributable to amortization of loan origination fees received.

For the three months ended September 30, 2017 and 2016, $93 and $364, respectively, of our total investment income constituted PIK interest. As of September 30, 2017, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the three months ended June 30, 2017 and accordingly our investment income does not include any PIK interest related to Action Resources for the three months ended September 30, 2017. The decrease in investment income was primarily due to the Action Resources investment being on non-accrual, partially offset by increases in the size of our overall portfolio.

Operating Expenses

Total operating expenses were $622 for the three months ended September 30, 2017, and consisted of base management fees of $269 (less a fee waiver of $71), professional fees of $200 and other general and administrative fees of $224. Total operating expenses were $563 for the three months ended September 30, 2016, and consisted of base management fees of $228 (less a fee waiver of $25), professional fees of $196 and other general and administrative fees of $164 . We did not incur any incentive fees for the three months ended September 30, 2017 and 2016. The increase in operating expenses was primarily driven by an increase in general and administrative expenses resulting from increased travel expenses during the three months ended September 30, 2017. Our operating expenses were 1.66% and 1.48% of our average net assets for the three months ended September 30, 2017 and 2016, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $15,000, $13,000 and $12,500 in face value of short-term U.S. Treasury Bills on September 27, 2017, June 29, 2017 and March 29, 2017, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $71 for the three months ended September 30, 2017, all of which was waived by our Advisor. We acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $25 for the three months ended September 30, 2016, all of which was also waived by the Advisor.

Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $327 and $447, respectively ($0.08 and $0.12 per weighted average shares outstanding), for the three months ended September 30, 2017 and 2016.

Net Realized Gain on Investments

For the three months ended September 30, 2017 and 2016, respectively, we had net realized gains of $9 and $13 resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2017 and 2016, we had net unrealized appreciation on our portfolio of $307 and $212, respectively.

Changes in Net Assets from Operations

For the three months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $643 and $672 ($0.16 and $0.18 per weighted average shares outstanding), respectively.

Nine Months Ended September 30, 2017 and 2016

Investment Income

For the nine months ended September 30, 2017 and 2016, total investment income totaled $2,878 and $2,655, respectively, of which $1,994 and $1,823, respectively, was attributable to portfolio interest earned on our first and second lien senior secured loans, $309 and $200, respectively, was attributable to dividend income earned and $88 and $90, respectively, was attributable to amortization of loan origination fees received. The increase in investment income was due to the increase in the size of our portfolio.

For the nine months ended September 30, 2017 and 2016, $487 and $542, respectively, of our total investment income constituted PIK interest. As of September 30, 2017, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly our investment income does not include any PIK interest related to Action Resources since the quarter ended March 31, 2017.

Operating Expenses

Total operating expenses were $1,790 for the nine months ended September 30, 2017, and consisted of base management fees of $755 (less a fee waiver of $195), professional fees of $626 and other general and administrative fees of $604. Total operating expenses were $1,802 for the nine months ended September 30, 2016, and consisted of base management fees of $695 (less a fee waiver of $112), professional fees of $587 and other general and administrative fees of $548 and provision for taxes of $84. We did not incur any incentive fees for the nine months ended September 30, 2017 and 2016. The decrease in operating expenses was primarily driven by a decrease in the provision for taxes offset by an increase in general and administrative expenses resulting from increased travel expense and service fees and an increase in professional fees resulting from consultant fees. Our operating expenses were 4.77% and 4.76% of our average net assets for the nine months ended September 30, 2017 and 2016, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, we acquired $15,000, $13,000, $12,500 and $12,000 in face value of short-term U.S. Treasury Bills on September 27, 2017, June 29, 2017, March 29, 2017 and December 29, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $195 for the nine months ended September 30, 2017, all of which was waived by the Advisor. We acquired $10,000 and $12,500 in face value of short-term U.S. Treasury Bills on June 28, 2016 and March 31, 2016, respectively. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $112, all of which was also waived by the Advisor.

Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

Net Investment Income

Our net investment income totaled $1,088 and $853, respectively ($0.28 and $0.22 per weighted average shares outstanding), for the nine months ended September 30, 2017 and 2016.

Net Realized Gain on Investments

For the nine months ended September 30, 2017 and 2016, respectively, we had net realized gains of $2 and $1 resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended September 30, 2017 and 2016, we had net unrealized appreciation on our portfolio of $419 and $105, respectively.

Changes in Net Assets from Operations

For the nine months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $1,509 and $959 ($0.39 and $0.25 per weighted average shares outstanding), respectively.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. If we enter into hedging transactions, we will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. As of September 30, 2017, we had not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of approximately $1,900. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $3,591 during the nine months ended September 30, 2017 was primarily driven by our investments in Lone Star Brewery Development, Inc., Lionbridge Technologies and Ebony Media Holdings, LLC, offset by the refinance of Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.) and the sale of our investment in InfoGroup, Inc.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part I. Financial Information, Item 1. Financial Statements - Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of the summary of significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, our portfolio consisted of investments paying variable rates and fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. However, currently 21% of our portfolio pays variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Investment Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

First Amendment to the Investment Advisory Agreement

On November 10, 2017, the Company entered into the First Amendment to the Investment Advisory Agreement (the “Amendment”) between the Company and the Adviser. The Amendment amended Section 3(a) of the Investment Advisory Agreement to provide that base management fees are calculated at an annual rate of 2.00% of the Company’s gross assets if the Company’s gross assets are less than $250,000,000; 1.75% of the Company’s gross assets if the Company’s gross assets are equal to or greater than $250,000,000 but less than $750,000,000; and 1.50% of the Company’s gross assets if the Company’s gross assets are equal to or greater than $750,000,000. Prior to the Amendment, base management fees were calculated at an annual rate of 2.00% of the Company’s gross assets regardless of the amount of the Company’s gross assets. No other sections of the Investment Advisory Agreement were amended as a result of the Amendment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

(a) Exhibits

10.1*	First Amendment to the Investment Advisory Agreement by and between Parkview Capital Credit, Inc. and Parkview Advisors, LLC, dated November 10, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVIEW CAPITAL CREDIT, INC.

Date: November 13, 2017	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

