Form 10-K
period 2017-12-31
Parkview Capital Credit, Inc.
filed 2018-04-02
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filers”, “accelerated filers”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☐
Emerging growth company	☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2017 there were approximately 4,000,000 shares of common stock of Parkview Capital Credit, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $38,600,097, assuming a market value of $9.65 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on April 2, 2018.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2018 annual stockholders’ meeting, which is expected to be filed no later than April 28, 2018, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business

Overview

We are a specialty finance company. We operate as a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected for U.S. federal income tax purposes to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ended June 30, 2017. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

We raise capital through a private offering of our shares of common stock in order to acquire a portfolio of debt and equity investments consistent with our investment objective and our investment strategy. Parkview Advisors, LLC, a Delaware limited liability company (our “Advisor”) serves as our investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, our Advisor provides significant credit analysis, structuring capability and transactional experience for us.

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

Our investments may also include non-cash income features, including payment- in- kind interest or dividends (“PIK”) or original issue discount (“OID”).

Our Portfolio

As of April 2, 2018, our investment portfolio (excluding our investment in U.S. Treasury Bills), on a principal basis, totaled approximately $37.6 million and consisted of approximately $12.9 million, or 34.3%, in first lien senior secured debt, approximately $16.4 million, or 43.6%, in second lien senior secured debt and approximately $8.3 million, or 22.1%, in equity investments.

The following is our investment portfolio as of April 2, 2018 (in thousands):

Portfolio Company	Industry	Security Type	Principal
Action Resources	Specialized Freight	Second lien secured term loans and common units	$5,790
American Bath Group, LLC	Manufacturing	Second lien secured term loan	2,000
Anchor Glass Container Corporation	Manufacturing	Second lien secured term loan	500
Ebony Media Holdings, LLC	Media	First lien secured term loans and warrants	9,264
Lone Star Brewery Development, Inc.	Real Estate	Preferred and common units	5,994
Langham Creek LLC	Real Estate	Preferred and common units	2,170
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	First lien secured term loan and warrants	3,822
Turning Point Brands, Inc.	Tobacco	Second lien secured term loan	1,000
Lionbridge Technologies, Inc.	Translation and Interpretation Services	Second lien secured term loan	2,000
Transportation Demand Management, LLC	Charter Bus Industry	Second lien secured term loan and warrants	5,102
			$37,642

Our Advisor

Our Advisor acts as our investment adviser. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor is owned by SKW Financial, LLC, an entity controlled by Keith W. Smith, our President and Chief Executive Officer. As a result, Mr. Smith is the indirect owner of our Advisor and controls its operations. Our Advisor sources and manages our portfolio through a team of investment professionals, led by Mr. Smith. Mr. Smith has substantial experience in credit origination having previously served as Managing Director with Capital Point Partners where he invested and/or realized more than $150 million in direct lending in first lien, second lien and mezzanine investments as well as complementary minority equity investments. Prior to Capital Point, Mr. Smith worked for Rabobank International (“RI”) as a Vice President and Portfolio Manager, where he was involved in direct lending and structured credit bank assets of more than $2 billion for one of RI’s special investment vehicles.

Our Advisor has its headquarters at Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056.

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

Advisory Agreement

On March 11, 2015, we entered into the Advisory Agreement with our Advisor, which was subsequently amended effective as of November 10, 2017. Under the Advisory Agreement our Advisor:

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

The Management Fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears if the Company’s gross assets are less than $250,000,000; 1.75% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $250,000,000 but less than $750,000,000; and, 1.50% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $750,000,000. For purposes of calculating the Management Fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when we incur debt or use leverage. For each of the first two months of operations, the Management Fee was calculated based on the value of our gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following our first two months of operations, the Advisory Agreement provides that the Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed months. We have clarified our Management Fee calculation so that the Management Fee is calculated by averaging the value of our gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management Fees for any partial month are appropriately prorated.

The Incentive Fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the Incentive Fee is outlined below.

The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses reimbursed to our Advisor under the Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from issuances of our common stock (including our distribution reinvestment plan, if established) reduced for distributions to investors that represent a return of capital. The calculation of the incentive fee on income for each quarter is as follows:

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

The Advisory Agreement remains in effect from year to year if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Monitoring of Our Investment Portfolio

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	42,018	77%	38,095	91%
3	8,806	16%	—	—
4	-	—	3,859	9%
5	4,023	7%	—	—
Total	$54,847	100%	$41,954	100%

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

Fees and Expenses

All investment professionals and staff of our Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by our Advisor.

We, either directly or through reimbursement to our Advisor, bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;

●	calculating our net asset value (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;

●	the costs of the offerings of common shares and other securities, if any;

●	the base management fee and any incentive fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration reimbursements payable under the Advisory Agreement;

●	debt service and other costs of borrowings or other financing arrangements;

●	the allocated costs incurred by our Advisor in providing managerial assistance to those portfolio companies that request it;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments;

●	direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are contractors of our Advisor or an affiliate, pursuant to the terms of the Advisory Agreement. Except for Mr. Jacobson, our Chief Financial Officer and Treasurer, and Ms. Hart, our Chief Compliance Officer, both of whom have been contracted by our Advisor to provide services on our behalf, only our executive officer is employed by our Advisor or its affiliates. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor or its affiliates.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are also required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $100. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage” for a discussion regarding recent revisions related to these limitations.

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

We may invest up to 100% of our assets in securities acquired directly from, or loans originated directly to, issuers in privately-negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio will be subject to diversification requirements by virtue of our status as a RIC for U.S. tax purposes; the related requirements are set forth below.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

○	is organized under the laws of, and has its principal place of business in, the United States;

○	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

○	satisfies either of the following:

■	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

■	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

●	Securities of any eligible portfolio company that we control.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have 200% asset coverage for our debt after incurring any new indebtedness, meaning that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $100. On March 23, 2018, President Trump signed into law the 2018 omnibus spending bill, which included the Small Business Credit Availability Act that modified the 1940 Act by increasing the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%, if the following conditions are met:

●	the BDC adopts a 150% asset coverage by either

○	a shareholder approval of more than 50% of the votes cast at a shareholder meeting at which a quorum is present, to become effective on the first day after the date of such approval; or

○	a vote of the majority of the non-interested directors of the BDC, to become effective on the date that is one year of the date of such approval; and

●	within five business days of such approval

○	the BDC makes disclosures regarding such approval in any filing submitted to the SEC and provides a notice on the BDC’s website; and

○	the BDC makes additional disclosures in its periodic reports, including the amount of outstanding senior securities (and associated asset coverage ratio) it holds as of the date of the most recent financial statements included in the filing; information regarding the approval of the asset coverage percentage and the date of such approval; and the risk associated with holding senior securities described in the filing to the extent that such risk is incurred by the BDC.

In addition, BDCs that are not listed on a national securities exchange, such as the Company, are required to offer to repurchase from each shareholder, as of the asset coverage percentage approval date, all of the shares that are held by its shareholders (with 25% of those shares to be repurchased in each of the four quarters following the calendar quarter of the approval date).  Unless the Company complies with the requirements noted above, it will not be able to incur additional indebtedness as provided for by the Small Business Credit Availability Act.

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

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage.” In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of our Advisor are set forth below. The guidelines will be reviewed periodically by our Advisor and our Board, including our Independent Directors, and, accordingly, are subject to change.

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

We maintain a website at www.parkviewcapitalcredit.com through which we make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge. You may also obtain such information by contacting us, in writing, at: Parkview Capital Credit, Inc., Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056, or by telephone at (713) 622-5000. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e- mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

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

Election to be Taxed as a RIC

As a BDC, we elected and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our tax year ending June 30, 2017 and thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”.)

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax the (“Excise Tax Avoidance Requirement”).

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

i.	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

ii.	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more “qualified publicly-traded partnerships,” (the “Diversification Tests”).

Prior to 2016, we did not qualify as a RIC and were taxed as a Subchapter C corporation for both 2014 and 2015. Because we did not elect to be regulated as a BDC until February 12, 2016, we did not qualify as a RIC for calendar year 2016. We changed our tax year to June 30 and filed as a Subchapter C corporation for the six-month period ended June 30, 2016. We elected RIC status beginning with the tax year ended June 30, 2017.

As a result of converting from a Subchapter C corporation to a RIC, we are required to pay a corporate-level U.S. federal income tax on the net amount of the net built-in gains, if any, in our assets (i.e., the amount by which the net fair market value of our assets exceeds our net adjusted basis in our assets) as of the date of conversion to the extent that such gains are recognized by us during the applicable recognition period, which is the five-year period beginning on the date of conversion. The amount of net realized gain is taken into account only to the extent of the excess of the net unrealized built-in gain over the net recognized built-in gain for earlier tax years beginning in the recognition period.

Any corporate-level built-in gain tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in the applicable period, the amount of realized gain (loss), the actual amount of net built-in gain or loss present in those assets as of the date of conversion, and the effective tax rates at such times. The payment of any such corporate-level U.S. federal income tax on built-in gain will be an expense that will reduce the amount available for distribution to our stockholders. We do not expect to pay a corporate-level U.S. federal income tax on realized built-in gains, if any, in our assets since there was no net built-in gain on the conversion date.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Moreover, the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the non-U.S. taxes paid by the Company.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions would be eligible for the preferential maximum rate applicable to individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

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

In general, individual U.S. stockholders currently are generally subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

We are required to report adjusted cost basis information for covered securities, which generally include shares of a RIC acquired after January 1, 2012, to the IRS and to taxpayers. The tax regulations require that we elect a default tax identification methodology to perform the required reporting. We have chosen the first-in-first-out (“FIFO”) method as the default tax lot identification method for our stockholders. This is the method we will use to determine which specific shares are deemed to be sold when a stockholder’s entire position is not sold in a single transaction and is the method in which “covered” share sales will be reported on a stockholder’s Form 1099. However, at the time of purchase or upon the sale of “covered” shares, stockholders may generally choose a different tax lot identification method. Stockholders should consult a tax advisor with regard to their personal circumstances as the Company and its service providers do not provide tax advice. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

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

We are dependent upon management personnel of our Advisor for our future success.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may result in dilution to our current stockholders. The 1940 Act also limits our ability to issue debt and preferred stock (“senior securities”) to amounts such that our asset coverage ratio is at least 200% of assets less liabilities and other indebtedness. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage.” Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2017, 83% of our total assets are qualifying assets.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are limited by the 1940 Act with respect to the proportion of our assets that we may invest in the securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of any of our portfolio companies. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as PIK interest or deferred interest that is accrued as OID) and to make distributions with respect to such income to qualify as a RIC after we achieve such status. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Although a portion of our expected earnings and distributions will be attributable to net investment income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our dividend payments.

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

Our investments may include OID instruments and PIK arrangements. To the extent OID or PIK constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by stockholders, the 1940 Act does not require that shareholders be given notice of this fact.

●	Higher interest and dividend rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK income would create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK income accruals that may never be realized.

●	Even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation.

●	PIK has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK also reduces the loan-to-value ratio at a compounding rate.

●	The Tax Act requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Moreover, the Tax Act requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

For the year ended December 31, 2017, 17% of our total investment income consisted of PIK interest. Because PIK interest and any OID or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

For the year ended December 31, 2017, 17% of our total investment income consisted of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest has the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Advisor is based on the value of our gross assets, the receipt by us of PIK interest results in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest causes such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Advisor.

As of the date hereof, we are controlled by a small number of stockholders, each of whom have the ability to control or significantly influence our operations.

As of April 2, 2018, GrayCo Alternative Partners II, LP, a private fund managed by Consequent Capital Management, LLC, owns approximately 62.5% of our issued and outstanding common stock. A second investor, District 1199J New Jersey Healthcare Employers Pension Fund, owns approximately 32.5% of our issued and outstanding common stock. While we are engaged in a private offering of shares and anticipate accepting subscriptions from additional investors, there can be no assurances that additional subscriptions will be received and accepted. Unless and until we raise significantly more capital in our private offering, GrayCo Alternative Partners II, LP will maintain a controlling interest in our operations and District 1199J New Jersey Healthcare Employers Pension Fund will have the ability to significantly influence our operations.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of our stockholders’ investment.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk. While our investments will generally not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage.” If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Additionally, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and capital markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and may contribute to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Recently-enacted legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, President Trump signed into law the 2018 omnibus spending bill, which includes the Small Business Credit Availability Act that modifies the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%, as long as certain conditions are met. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage.” As a result, if we comply with such conditions, we may be able to incur additional indebtedness in the future, which could increase the risk of an investment in us.

We may experience fluctuations in our operating results.

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

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith by the Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Our investments will be valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Board with assistance from our Advisor. The Board has retained an independent valuation provider to assist it by performing certain limited third-party valuation services for directly originated loans in our portfolio. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Advisor in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets.

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

Our portfolio securities may be thinly traded or not traded at all, and, as a result, the lack of liquidity in our investments may adversely affect our business.

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

As of December 31, 2017, approximately 9.83% of our portfolio consisted of debt investments based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. Most of our term loan agreements with portfolio companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Our LIBOR based portfolio positions typically contain a LIBOR floor, which will insulate these positions from downward pressure on LIBOR.

The recent rise in LIBOR rates could have an adverse impact on the ability of our portfolio companies to service their debt obligations to us.

Some of our debt transactions contain LIBOR-based floating interest rates with minimum LIBOR floors. The minimum LIBOR floor insulates portfolio companies from an increase in LIBOR until the reference LIBOR rate reaches the minimum floor threshold, typically [1] percent. If LIBOR increases above the floor rate, the net effect will be an increase in the interest cost to the borrower. Our borrower portfolio companies typically do not hedge their LIBOR rate exposure, and as a result of an increase of LIBOR above the minimum floor threshold, they will experience an increase in the effective interest rate of their debt obligations to us. If LIBOR increases materially, the increased cost of debt service will similarly increase materially. If our portfolio companies are not adequately capitalized or are unable to generate sufficient income from operations, the increase debt burden caused by increased LIBOR rates could materially and adversely affect the operations of a portfolio company, which in turn, would impair our ability to timely collect principal and interest payments owed to us.

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

The Tax Cuts and Jobs Act could have a negative effect on us and the holders of our securities.

On December 22, 2017, President Trump signed the Tax Act into law. The Tax Act makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. The Tax Act includes provisions that, among other things, reduce the U.S. corporate tax rate, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us and the holders of our securities.

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

Holders

Set forth below is a chart describing the classes of our securities outstanding as of April 2, 2018:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	50,000,000	—	4,000,010
Preferred Stock	10,000,000	—	—

As of April 2, 2018, we had 4 record holders of our common stock.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, as determined by our Board in its discretion. On December 21, 2017, our board of directors authorized the declaration of a cash distribution of approximately $661,000 for the fiscal year ended December 31, 2017 (the “Distribution”), an amount equal to $0.17 per share of common stock, that was paid to the Company’s stockholders on December 21, 2017. For the fiscal year ended December 31, 2016, our board of directors authorized the declaration of a cash distribution of approximately $1.1 million, an amount equal to $0.28 per share of common stock, which was paid on December 21, 2016.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Our investments are valued at the end of each fiscal quarter. Substantially all of our investments are in loans that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith by our Board with the assistance of our Advisor and one or more third party valuation firms. In connection with that determination, investment professionals from our Advisor will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The Board may retain one or more independent valuation providers to assist it by performing certain limited third-party valuation services. The participation of our Advisor in our valuations process could result in a conflict of interest, since the Management Fee is based in part on our total assets. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our common shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2017, 2016, and 2015, and for the period from November 25, 2014 (date of inception) to December 31, 2014, is derived from our financial statements which have been audited by Mazars USA LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

				For the Period From November 25,
	Year Ended December 31,			2014 (date of inception) to December 31,
	2017	2016	2015	2014

Investment income	$3,866	$3,592	$863	$-
Operating expenses
Total expenses	2,665	2,436	1,118	67
Less: Waiver of management fees	(281)	(142)	-	-
Net expenses	2,384	2,294	1,118	67
Net investment income (loss)	1,482	1,298	(255)	(67)
Total net realized and unrealized gain (loss)	7	(1,870)	(264)	-
Net increase (decrease) in net assets resulting from operations	$1,489	$(572)	$(519)	$(67)
Per share information - basic and diluted
Net investment income (loss) (a)	$0.38	$0.34	$(0.11)	(d)
Net increase (decrease) in net assets resulting from operations (a)	$0.38	$(0.15)	$(0.23)	(d)
Distributions declared (b)	$0.17	$0.28	$-	$-
Balance sheet data:
Total assets	$58,369	$48,125	$39,106	$-
Total net assets	$38,593	$35,765	$37,414	$(67)
Other data:
Total return based on net asset value (c)	4.01%	-1.56%	-1.37%	(d)
Number of portfolio company investments at period end	10	11	8	-
Total portfolio investments for the period	$35,349	$29,955	$25,500	$-
Proceeds from sales and prepayments of investments	$61,429	$37,108	$1,098	$-

a.	For 2017 and 2016, the per share data was derived by using the weighted average shares outstanding during the period. Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

b.	The per share data for distributions reflects the actual amount of distributions declared and paid per share during the applicable period.

c.	The total return for the years ended December 31, 2017 and 2016 were calculated by taking the net income (loss) of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.

d.	Information was not calculated for the period from November 25, 2014 (date of inception) to December 31, 2014 as the Company had not yet commenced principal operations.

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

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We filed an election to be regulated as a BDC under the 1940 Act, and elected to be treated as a RIC, for federal income tax purposes beginning with our tax year ending June 30, 2017. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Expenses

All of our investment professionals and staff of our Advisor, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by our Advisor.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;

●	calculating our net asset value (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;

●	the costs of the offerings of common shares and other securities, if any;

●	the base management fee and any incentive fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration reimbursements payable under our Advisory Agreement;

●	debt service and other costs of borrowings or other financing arrangements;

●	the allocated costs incurred by our Advisor in providing managerial assistance to those portfolio companies that request it;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments;

●	direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Advisor may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Advisor for such amounts paid on our behalf. In addition, we reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our chief compliance officer and chief financial officer (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company). All of these expenses are ultimately borne by our stockholders.

Portfolio and Investment Activity

The fair value of our investments was approximately $35,348 (excluding $19,499 held in U.S. Treasury Bills) and $29,955 (excluding $11,999 held in U.S. Treasury Bills) in 10 and 11 portfolio companies as of December 31, 2017 and 2016, respectively. Our investment activity for the years ended December 31, 2017 and 2016 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	2017	2016
Amortized cost of investments, beginning	$44,036	$25,746
Cost of investments purchased	73,651	54,563
Paid-in-kind interest	581	821
Proceeds from sales and paydowns of investments	(61,429)	(37,108)
Net amortization of premiums on investments	84	48
Realized gain (loss) on sold/ repaid investments	21	(34)
Amortized cost of investments, ending	$56,944	$44,036

Refer to “Part II. Financial Information, Item 8. Financial Statements and Supplementary Data – Note E” of this annual report on Form 10-K for a summary of the composition of our portfolio at amortized cost and fair value as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the investments in our portfolio were purchased at a weighted average price of 99.6% and 99.6% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of December 31, 2017, were 9.9% and 10.0%, respectively, and as of December 31, 2016, were 11.6% and 11.3%, respectively.

Our investments in Action Resources have been on non-accrual since the quarter ended June 30, 2017. Action Resources represents 7.3% of our portfolio at fair value as of December 31, 2017.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding our direct originations for the years ended December 31, 2017 and 2016:

	December 31,
New Direct Originations	2017	2016
Total Commitments (including unfunded commitments)	$9,719	$14,150
Paid-in-Kind Interest	—	155
Exited Investments (including partial paydowns)	—	—
Net Direct Origination	$9,719	$14,305

	December 31,
	2017		2016
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$3,425	35%	$9,150	65%
Senior Secured Loans - Second Lien	-	0%	5,000	35%
Equity Investments	6,294	65%	-	0%
	9,719	100%	14,150	100%

	December 31,
	2017	2016
Average New Direct Origination Commitment Amount	$2,430	$3,538
Weighted Average Maturity for New Direct Originations	0.86 years	3.16 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	9.5%	14.0%

The following table presents certain selected information regarding our direct originations as of December 31, 2017 and 2016:

	December 31,
Characteristics of All Direct Originations held in Portfolio	2017		2016
Number of Portfolio Companies	6		5
Average Annual EBITDA of Portfolio Companies	$7,030		$5,800
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	5.9	x	6.53	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.7%		14.5%

(1) Average Leverage Through Tranche of Portfolio Companies - Excluding Equity-Other and Collateralized Securities is 2.89x and 3.34x as of December 31, 2017 and 2016, respectively, excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$29,843	54%	$19,688	47%
Broadly Syndicated	5,505	10%	10,267	24%
U.S. Government Securities	19,499	36%	11,999	29%
	$54,847	100%	$41,954	100%

Refer to “Part II. Item 8. Financial Statements and Supplementary Data – Note E” of this annual report on Form 10-K for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such industries.

Recent Accounting Pronouncements

Refer to “Part II. Item 8. Financial Statements and Supplementary Data- Note B” of this annual report on Form 10-K for a description of recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Investment Income

For the years ended December 31, 2017 and 2016, total investment income totaled $3,866 and $3,592, respectively, of which $2,673 and $2,397, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $506 and $268, respectively, was attributable to dividend income earned and $106 and $106, respectively, was attributable to amortization of loan origination fees received.

For the years ended December 31, 2017 and 2016, $581 and $821 of our total investment income constituted PIK interest. As of December 31, 2017, four of our portfolio companies pay all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017. As of December 31, 2016, one of our investments paid a portion of its interest payment in the form of PIK interest. The increase in investment income was due to the increase in the size of our portfolio.

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

Operating Expenses

Total operating expenses were $2,384 for the year ended December 31, 2017, and consisted of base management fees of $1,039 (less a fee waiver of $281), professional fees of $854, and other general and administrative expenses of $772. Total operating expenses were $2,294 for the year ended December 31, 2016, and consisted of base management fees of $922 (less a fee wavier of $142), professional fees of $773, other general and administrative expenses of $710 and provision for taxes of $31. We did not incur any incentive fees for the years ended December 31, 2017 and 2016. Our operating expenses were 6.41% and 6.27% of our average net assets for the years ended December 31, 2017 and 2016, respectively. As we continue to execute our strategy, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, the Company acquired the following in face value of short-term U.S. Treasury Bills:

Date acquired	Amount of U.S Treasury Bills acquired
December 28, 2017	$19,500
September 27, 2017	15,000
June 29, 2017	13,000
March 29, 2017	12,500
December 29, 2016	12,000
June 28, 2016	10,000
March 31, 2016	12,500

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $281 and $142 for the years ended December 31, 2017 and 2016, respectively, all of which was also waived by the Advisor. There were no such transactions for the year ended December 31, 2015.

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

Net Investment Income (Loss)

Our net investment income (loss) totaled $1,482, $1,298 and ($255), respectively ($0.38, $0.34 and ($0.11) per weighted average shares outstanding), for the years ended December 31, 2017, 2016 and 2015.

Net Realized Gain (Loss) on Investments

For the years ended December 31, 2017, 2016 and 2015, we had net realized gains (losses) of $21, ($34) and ($18), respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Depreciation on Investments

Net unrealized depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2017, 2016 and 2015, we had net unrealized depreciation of $14, $1,836 and $246, respectively. The majority of the unrealized depreciation in 2016 stemmed from our investment in Action Resources, which was marked at 69% and 100% of par value at December 31, 2016 and 2015, respectively.

Changes in Net Assets from Operations

For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $1,489, which is equal to $0.38 per share calculated using weighted average shares outstanding. For the year ended December 31, 2016, we recorded a net decrease in net assets resulting from operations of $572, which is equal to ($0.15) per share calculated using weighted average shares outstanding. For the year ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $519, which is equal to ($0.23) per share calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which would be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We would bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. Since inception, we have not entered into any hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had cash and cash equivalents of approximately $2,105 and $5,491, respectively. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and our investment strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $3,386 was primarily driven by our investments in Lone Star Brewery Development, Inc., Lionbridge Technologies and Ebony Media Holdings, LLC, offset by the refinance of Turning Point Brands, Inc. (formerly North Atlantic Trading Company, Inc.) and the sale of our investment in InfoGroup, Inc.

Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our status as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board determines that leveraging our portfolio would be in our best interests.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part II. Item 8. Financial Statements and Supplementary Data - Note B” of this annual report on Form 10-K for a description of the summary of significant accounting policies.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services. Refer to “Part II. Item 8. Financial Statements and Supplementary Data-Note D – Related Party Transactions – Advisory Agreement” for a discussion of the fees payable pursuant to the Investment Advisory Agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of December 31, 2017, approximately 9.83% of our portfolio paid variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income. As of December 31, 2017, an increase of 50 basis points in the market interest rates would have resulted in the decrease of the value of our fixed rate investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Parkview Capital Credit, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Parkview Capital Credit, Inc. (the “Company”), including the schedule of investments, as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the three-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchanges Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2017 and 2016, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2015.

New York, New York

April 2, 2018

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share information)

	December 31, 2017	December 31, 2016

Assets
Investments at fair value
Non-controlled/ unaffiliated investments (amortized cost $48,780 and $42,166, respectively)	$46,582	$40,197
Controlled/ affiliated investments (amortized cost $8,164 and $1,870, respectively)	8,265	1,757
Total investments, at fair value (amortized cost $56,944 and $44,036, respectively)	54,847	41,954
Cash and cash equivalents	2,105	5,491
Interest receivable	766	338
Dividend receivable	538	177
Receivable for investments sold and repaid	—	9
Prepaid expenses and other assets	113	156
Total assets	$58,369	$48,125
Liabilities and stockholders’ equity
Liabilities
Payable for investments purchased	$19,502	$11,999
Accounts payable and accrued expenses	52	70
Due to advisor	2	—
Loan origination fees, net	141	215
Management fees payable	79	76
Total liabilities	19,776	12,360

Commitments and contingencies (see note I)

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 and 3,800,010 shares issued and outstanding at December 31, 2017 and 2016, respectively	40	38
Additional paid-in capital	39,928	37,930
Accumulated undistributed net realized loss on investments	(4)	(25)
Accumulated undistributed net investment income (loss)	726	(96)
Net unrealized depreciation on investments	(2,097)	(2,082)
Total stockholders’ equity	38,593	35,765
Total liabilities and stockholders’ equity	$58,369	$48,125

Net asset value per share	$9.65	$9.41

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share information)

	For the Years Ended December 31,
	2017	2016	2015

Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$2,779	$2,503	$841
Paid-in-kind interest	581	821	2
From controlled/ affiliated investments:
Dividend income	506	268	20
Total investment income	3,866	3,592	863
Operating expenses
Organizational expenses	-	-	63
Management fees	1,039	922	307
Professional fees	854	773	471
General and administrative expenses	772	710	277
Total expenses before expense waiver and provision for taxes	2,665	2,405	1,118
Waiver of management fees	(281)	(142)	-
Provision for taxes	-	31	-
Total operating expenses	2,384	2,294	1,118
Net investment income (loss)	1,482	1,298	(255)

Realized and unrealized income (loss)
Net realized loss on investments	21	(34)	(18)
Net change in unrealized depreciation on investments	(14)	(1,836)	(246)
Total net realized and unrealized loss on investments	7	(1,870)	(264)
Net increase (decrease) in net assets resulting from operations	$1,489	$(572)	$(519)

Per share information - basic and diluted (a)
Weighted average - net increase (decrease) in net assets resulting from operations	$0.38	$(0.15)	$(0.23)
Weighted average - net investment income (loss) per common share	0.38	0.34	(0.11)
Weighted average shares outstanding	3,902,208	3,800,010	2,257,978

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015.

(a)       Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share information)

	For the Years Ended December 31,
	2017	2016	2015

Increase (decrease) from operations
Net investment income (loss)	$1,482	$1,298	$(255)
Net realized gain (loss) on investments	21	(34)	(18)
Net change in unrealized depreciation on investments	(14)	(1,836)	(246)
Net increase (decrease) in net assets resulting from operations	1,489	(572)	(519)
Stockholder distributions
Distributions from net investment income	(661)	(1,077)	—
Net decrease in net assets from stockholder distributions	(661)	(1,077)	—
Capital Share Transactions
Issuance of common stock	2,000	—	38,000
Net increase in net assets from capital share transactions	2,000	—	38,000

Total increase (decrease) in net assets	2,828	(1,649)	37,481
Net assets at beginning of period	35,765	37,414	(67)
Net assets at end of period	$38,593	$35,765	$37,414

Net asset value per common share	$9.65	$9.41	$9.85
Common shares outstanding, end of period	4,000,010	3,800,010	3,800,010

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net decrease in net assets resulting from operations	$1,489	$(572)	$(519)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities
Purchases of investments	(71,650)	(54,563)	(26,863)
Paid-in-kind interest	(581)	(821)	(2)
Paydowns of investments	107	586	159
Sales of investments	61,322	36,522	939
Loan origination fee amortization	(158)	(106)	(10)
Net unrealized depreciation on investments	14	1,836	246
Net amortization of premiums on investments	(84)	(48)	3
Realized (loss) gain on sold/repaid investments	(21)	34	18
Decrease (increase) in operating assets:
Accounts receivable	-	26	(26)
Interest receivable	(428)	(215)	(123)
Dividend receivable	(361)	(157)	(20)
Receivable for investments sold and repaid	9	949	(958)
Prepaid expenses and other assets	43	(35)	(121)
Increase (decrease) in operating liabilities:
Payable for investments purchased	7,503	10,527	1,472
Accounts payable and accrued expenses	(16)	44	(41)
Loan origination fees	84	191	140
Management fees payable	3	12	64
Net cash used in operating activities	(2,725)	(5,790)	(25,642)

Cash flows from financing activities
Issuance of common stock	-	-	38,000
Stockholder distributions	(661)	(1,077)	-
Net cash (used in) provided by financing activities	(661)	(1,077)	38,000

Total (decrease) increase in cash	(3,386)	(6,867)	12,358
Cash at beginning of period	5,491	12,358	-
Cash at end of period	$2,105	$5,491	$12,358

Supplemental disclosures of cash flow information
Cash paid during year for income taxes	$-	$84	$-

Supplemental disclosures of non-cash financing activies
Issuance of common stock	$2,000	$-	$-

Parkview Capital Credit, Inc. commenced principal operations on April 24, 2015.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2017

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(h)	5,719	$5,649	$5,489	14.2%
Ebony Media Holdings, LLC (d)	Media	N/A	(f)	11/11/2018	2,176	2,176	2,067	5.4%
Ebony Media Holdings, LLC (d)	Media	P + 4.00%	8.25%	10/31/2018	1,250	1,250	1,250	3.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,763	3,752	3,726	9.7%
Total Senior Secured Loans - First Lien						12,827	12,532	32.5%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc.	Tobacco	N/A	11.00%	8/17/2022	1,000	992	1,020	2.6%
Lionbridge Technologies	Translation and Interpretation Services	L + 9.75%	10.80%	2/28/2025	2,000	1,964	1,970	5.1%
Action Resources (d) (h)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK	4/29/2022	905	905	905	2.3%
Action Resources (d) (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	8/31/2021	2,714	2,714	2,206	5.7%
Action Resources (d) (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	8/31/2021	2,171	2,171	912	2.4%
Transportation Demand Management, LLC (d)	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,102	5,102	4,975	12.9%
American Bath Group, LLC	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,932	2,008	5.2%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	496	507	1.3%
Total Senior Secured Loans - Second Lien						$16,276	$14,503	37.5%

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2017 (Continued)

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares		Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14.00%	2,168,600		$2,169	$2,102	5.4%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000		1	1	.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000		119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants (d)	Healthcare	N/A	5		59	49	.1%
Transportation Demand Management; Warrants (d)	Charter Bus Industry	N/A	34,000		-	-	-
Action Resources; Common Units (d) (g)	Specialized Freight Trucking	N/A	(i	)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units (d)	Real Estate	12.00%	1,427		3,994	4,205	10.9%
Lone Star Brewery Development, Inc.; Common Units (d)	Real Estate	N/A	1,000		2,000	1,956	5.1%
Total Equity Investments					$8,342	$8,313	21.5%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	1.085%	1/11/2018	19,507,000	19,499	$19,499	$19,499	50.5%
Total U.S Government Securities					19,499	19,499	50.5%

Total Investments					$56,944	$54,847	142.0%
Liabilities in excess of other assets						(16,254)	-42.0%
Net assets						$38,593	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2017 (Continued)

As of December 31, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Fee Income	Dividend income
Equity Investment
Langham Creek LLC; Preferred Units	$1,756	$300	$-	$-	$-	$46	$2,102	$-	$-	$293
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
Lone Star Brewery, Inc.; Preferred Units	-	3,994	-	-	-	211	4,205	-	-	209
Lone Star Brewery, Inc.; Common Units	-	2,000	-	-	-	(44)	1,956	-	-	-

(b)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR interest rate floor.
(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.
(d)	Direct origination.
(e)	Position or portion thereof unsettled as of December 31, 2017.
(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.
(g)	Asset is on non-accrual status.
(h)	The maturity date for the Ebony Media’s $3,878 and $1,842 principal loans are 5/5/2020 and 11/11/2018, respectively.
(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2016

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
InfoGroup, Inc.	Market Analytics	L + 6.00%	7.5%	5/26/2018	3,467	$3,443	$3,432	9.6%
North Atlantic Trading Company, Inc.	Tobacco	L + 6.50%	7.8%	1/13/2020	877	878	872	2.4%
Ebony Media Holdings, LLC (d)	Media	N/A	12%, 2% PIK	(f)	5,605	5,505	5,361	15.0%
Medi-fare Drug & Pharmacetical Compounding, LLC (d)	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,689	3,648	3,652	10.3%
Total Senior Secured Loans - First Lien						13,474	13,317	37.3%

Senior Secured Loans - Second Lien
North Atlantic Trading Company, Inc.	Tobacco	L + 10.25%	12%	7/31/2020	1,500	1,530	1,500	4.2%
Action Resources (d)	Transportation	L + 15.00% PIK	16.00% PIK	4/30/2020	5,592	5,592	3,859	10.8%
Transportation Demand Management, LLC (d)	Transportation	N/A	12%, 2% PIK	10/1/2021	5,011	5,011	5,011	14.1%
J.D. Power & Associates	Marketing Information Service	L + 8.50%	10%	9/7/2024	1,000	986	1,005	2.8%
American Bath Group, LLC	Manufacturing	L + 9.75%	11%	9/30/2024	2,000	1,922	1,930	5.4%
Rocket Software, Inc.	Software	L + 9.50%	11%	10/14/2024	1,000	980	1,017	2.8%
Anchor Glass Container Corporation	Manufacturing	L + 7.75%	9%	12/7/2024	500	495	511	1.4%
Total Senior Secured Loans - Second Lien						$16,516	$14,833	41.5%

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2016 (Continued)

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units (d)	Real Estate	14%	1,868,600	$1,869	$1,756	4.9%
Langham Creek LLC; Common Units (d)	Real Estate	N/A	1,000	1	1	.0%
Ebony Media Holdings, LLC; Warrants (d)	Media	N/A	50,000	119		.0%
Medi-fare Drug & Pharmacetical Compounding, LLC; Warrants (d)	Healthcare	N/A	5	58	48	.1%
Transportation Demand Management; Warrants (d)	Transportation	N/A	34,000			.0%
Total Equity Investments				$2,047	$1,805	5.0%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	0.00324	1/12/2017	12,000,000	11,999	$11,999	$11,999	33.5%
Total U.S Government Securities					11,999	11,999	33.5%

Total Investments					$44,036	$41,954	117.3%
Liabilities in excess of other assets						(6,189)	-17.3%
Net assets						$35,765	100.0%

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

(c)       The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors pursuant to the Company’s valuation policies.

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

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on February 12, 2016, and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended June 30, 2017.

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

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company has also elected to be treated as a RIC under Subchapter M of the Code, beginning with the tax year ended June 30, 2017. As a RIC, the Company generally will not be required to pay corporate level federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC.

Prior to 2016, the Company did not qualify as a RIC and was taxed as a C corporation (“C-Corp”) for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company did not qualify as a RIC for the calendar year 2016. In order to be able to make its RIC election, the Company changed its tax year to June 30. The Company filed as a C-Corporation for the six-month period ended June 30, 2016 and has elected RIC status beginning with the tax year ended June 30, 2017.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. No excise taxes were accrued for the years ended December 31, 2017, 2016, and 2015.

The Company has recorded a current federal tax provision of $31 for the year ended December 31, 2016 related to the taxable income earned for the six-month period ended June 30, 2016. The recording of the provision for income taxes reduced the Company’s net asset value (“NAV”) per share by $0.01. The Company did not record a tax provision for the years ended December 31, 2017 or 2015.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. As of December 31, 2017, there were no built-in gains.

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

Revenue Recognition: Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income is recognized on an accrual basis to the extent that the Company expects to collect such amount. Loan origination fees, original issue discount and market discount are capitalized and amortized as interest income over the respective term of the loan. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. The Company will put an investment on non-accrual when it has been determined that the interest payments will not be received.

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the years ended December 31, 2017, 2016 and 2015, the Company recognized PIK income of $581, $821 and $2, respectively.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s board of directors (the “Board”) in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Board has retained independent valuation firms to assist it by performing limited third-party valuation services on certain directly originated investments. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells investments. Based on the results of the benchmark analysis and the experience of management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company also uses independent valuation firms to assist the Board in determining fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Board otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells investments. The audit committee and Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

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

Recent Accounting Pronouncements: In January 2016, FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

On June 28, 2017 the Company accepted a subscription for $2,000 at a price per share of $2 in exchange for 100% of the equity ownership of Lone Star Brewery Development, Inc. On June 28, 2017, the Company issued 200,000 shares of common stock to the prior equity owner of Lone Star Brewery Development, Inc.

NOTE D – RELATED PARTY TRANSACTIONS

Advisory Agreement

Pursuant to the Advisory Agreement, with the Advisor (The “Advisory Agreement”), the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the investment advisory agreement consist of a base management fee and incentive fees. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer.

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears if the Company’s gross assets are less than $250,000; 1.75% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $250,000 but less than $750,000; and, 1.50% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $750,000. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. For each of the first two months of operations, the management fee was calculated based on the value of the Company’s gross assets at the end of such month, and appropriately adjusted for any share issuances during these months. Following the Company’s first two months of operations, the Investment Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company acquired the following in face value of short-term U.S. Treasury Bills:

Date acquired	Amount of U.S Treasury Bills acquired
December 28, 2017	$19,500
September 27, 2017	15,000
June 29, 2017	13,000
March 29, 2017	12,500
December 29, 2016	12,000
June 28, 2016	10,000
March 31, 2016	12,500

These transactions had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor. For the years ended December 31, 2017, 2016 and 2015, the Company incurred management fees of $1,039, $922, and $307 respectively, gross of the fee waivers of $281, $142 and $0, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the years ended December 31, 2017, 2016 and 2015, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2017, 2016 and 2015, the Company did not accrue any incentive fees on capital gains.

During the years ended December 31, 2017 and 2016, the Company reimbursed the Advisor $144 and $112, respectively, for administrative services performed on its behalf and reimbursements for company-related travel which are reflected in general and administrative expenses on the statements of operations. The Company accrued $2 and $0 as of December 31, 2017 and 2016, respectively, for amounts owed by the Company of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$4,975	9%	$5,011	12%
Healthcare	3,775	7%	3,700	9%
Manufacturing	2,515	5%	2,441	6%
Market Analytics	—	—%	3,432	8%
Marketing Information Service	—	—%	1,005	2%
Media	8,806	16%	5,361	13%
Real Estate	8,264	15%	1,757	4%
Software	—	—%	1,017	2%
Specialized Freight Trucking	4,023	6%	3,859	9%
Tobacco	1,020	2%	2,372	6%
Translation and Interpretation Services	1,970	4%	-	-
U.S. Government Securities	19,499	36%	11,999	29%
	$54,847	100%	$41,954	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2017 and 2016:

December 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,827	23%	$12,532	23%
Senior Secured Loans - Second Lien	16,276	28%	14,503	26%
Equity Investments	8,342	15%	8,313	15%
U.S. Government Securities	19,499	34%	19,499	36%
Total	$56,944	100%	$54,847	100%

December 31, 2016
Senior Secured Loans - First Lien	$13,474	31%	$13,317	32%
Senior Secured Loans - Second Lien	16,516	37%	14,833	35%
Equity Investments	2,047	5%	1,805	4%
U.S. Government Securities	11,999	27%	11,999	29%
Total	$44,036	100%	$41,954	100%

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$—	$12,532	$12,532
Senior Secured Loans - Second Lien	—	—	14,503	14,503
Equity Investments	—	—	8,313	8,313
U.S. Government Securities	19,499	—	—	19,499
	$19,499	$—	$35,348	$54,847

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

The following table provides a reconciliation of the beginning and ending balances for total investments for the years ended December 31, 2017 and 2016 for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2017
	Senior Secured Loans First -Lien	Senior Secured Loans Second -Lien	Equity Investments	Total
Fair value beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	4,416	2,950	6,294	13,660
Net realized gain (loss)	27	(13)	—	14
Amortization of discount	64	20	—	84
Paid in kind interest	266	315	—	581
Sales	(5,340)	(3,485)	—	(8,825)
Paydowns	(82)	(25)	—	(107)
Net change in unrealized appreciation (depreciation)	(136)	(92)	214	(14)
Fair value end of period	$12,532	$14,503	$8,313	$35,348

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(155)	$(63)	$213	$(5)

	For the Year Ended December 31, 2016
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,217	$11,413	$1,870	$25,500
Purchases	8,973	10,916	176	20,065
Net realized loss	(14)	(35)	15	(34)
Amortization of discount (premium)	53	(5)	—	48
Paid in kind interest	161	660	—	821
Sales	(8,008)	(6,000)	(15)	(14,023)
Paydowns	(67)	(519)	—	(586)
Net change in unrealized depreciation	2	(1,597)	(241)	(1,836)
Fair value end of period	$13,317	$14,833	$1,805	$29,955

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(19)	$(1,626)	$(241)	$(1,886)

During the years ended December 31, 2017 and 2016, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2017 and 2016:

	December 31, 2017
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,532	Market comparables	Market yield (%)	93.9% - 100.3%	97.0%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1	x
Senior Secured Loans - Second Lien	$5,505	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.1%
Senior Secured Loans - Second Lien	$8,998	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3	x
Equity Investments	$8,313	Market comparables	Market yield (%)	23.6% - 144.3%	101.3%
			Book Value Multiples (x)	1.0x -3.8x	1.1	x

	December 31, 2016
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$4,304	Market quotes	Indicative Dealer Quotes	98.6% - 99.8%	99.1%
Senior Secured Loans - First Lien	$9,013	Market comparables	Market yield (%)	94.1% - 100.0%	97.3%
			EBITDA Multiples (x)	3.0x - 5.0x	3.8	x
Senior Secured Loans - Second Lien	$5,963	Market quotes	Indicative Dealer Quotes	96.0% - 102.8%	99.4%
Senior Secured Loans - Second Lien	$8,870	Market comparables	Market yield (%)	62.0% - 101.5%	86.7%
			EBITDA Multiples (x)	5.0x - 9.0x	7.1	x
Equity Investments	$1,805	Market comparables	Market yield (%)	85.0% - 103.0%	91.5%
			EBITDA Multiples (x)	0.9x - 9.0x	1.1	x

NOTE G –SIGNIFICANT SUBSIDIARIES

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. Accordingly, audited financial information for the period from June 28, 2017 (date of acquisition) through December 31, 2017 has been included as follows:

Balance Sheet
Current assets	$3
Noncurrent assets	$18,505
Current liabilities	$27,344
Total deficit	$(8,836)

Statement of Operations
Revenue	$-
Expenses	$3,013
Net loss	$(3,013)

After performing this analysis, the Company determined that for the year ended December 31, 2017, one of its portfolio companies, Lone Star Brewery Development, Inc., is a significant subsidiary. None of the Company’s portfolio companies are significant subsidiaries for the year ended December 31, 2016. Pursuant to Rule 3-09 of Regulation S-X, the Company is to attach separate financial statements as exhibits to its Annual Report on Form 10-K. Accordingly, the audited financial statements of Lone Star Brewery Development Company, Inc. for the period from June 29, 2017 through December 31, 2017 has been attached as an exhibit to this Annual Report on Form 10-K.

NOTE H – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Per share data
Net assest value, begining of period	$9.41	$9.85	$(0.02)
Results of operations (a)
Net investment income (loss)	0.38	0.34	(0.07)
Net realized loss on investments	0.01	(0.01)	-
Net change in unrealized depreciation on investments	(0.01)	(0.49)	(0.06)
Net decrease in net assets resulting from operations	0.38	(0.16)	(0.13)
Stockholder distributions
Distributions from net investment income	(0.17)	(0.28)	-
Capital share transactions
Issuance of common stock (b)	0.03	-	10.00
Total (decrease) increase in net assets	0.24	(0.44)	9.87
Net asset value, end of period	$9.65	$9.41	$9.85

Shares outstanding at end of period	4,000,010	3,800,010	3,800,010
Total return (c)	4.01%	-1.56%	-1.37%

Ratio/Supplemental data
Net assets, end of period	38,593	35,765	37,414
Ratio of operating expenses to average net assets (d) (f)	6.41%	6.27%	5.99%
Ratio of net investment income (loss) to average net assets (f)	3.99%	3.55%	-1.37%
Portfolio turnover (e)	-27.02%	51.91%	1.75%

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

(c) The total return for the years ended December 31, 2017 and 2016 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the value of common stock issued during the period.

(d) The effect of the management fee waiver discussed in Note D is 0.76% and 0.39% for the years ended December 31, 2017 and 2016. There were no management fee waivers for the year ended December 31, 2015.

(e) Portfolio turnover rate for the year ended December 31, 2015 was calculated from the commencement of principal operations on April 24, 2015.

(f) In computing ratios for the year ended December 31, 2015, the Company utilized its net assets as of April 24, 2015, the date on which it commenced principal operations, for its beginning of period assets.

Financial highlights are not shown for the period from November 25, 2014 (date of inception) to December 31, 2014 due to the fact that the Company did not commence operations until April 24, 2015.

NOTE I – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently involved in any legal proceedings.

NOTE J – INCOME TAXES

As of December 31, 2017, 2016, and 2015 the Company had $1,112, $1,027, and ($204) of net investment income (loss) on a tax basis. Prior to 2017, the Company did not qualify as a RIC and were taxed as a C-Corp for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company did not qualify as a RIC for the calendar year 2016. In order for the Company to be able to make its RIC election, the Company changed its tax year to June 30 and filed as a C-Corp for the six-month period ended June 30, 2016. The Company elected RIC status for the tax year ended June 30, 2017 with the filing of its tax returns.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis income (loss) is as follows:

	December 31,
	2017	2016	2015
GAAP-basis net investment income (loss)	$1,482	$1,298	$(255)
Tax-basis deferral and amortization of organizational costs	(8)	(8)	51
Federal tax expense	—	31	—
Loan origination fees	141	—	—
Paydown reclassifications	—	(26)	—
Non-deductible meals and entertainment expenses	3	—	—
Book/tax timing differences for income earned from partnerships	(506)	(268)	—
Tax-basis net investment income (loss)	$1,112	$1,027	$(204)

As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2017	2016
Distributable ordinary income (income and short-term capital gains)	$728	$(96)
Temporary differences	(282)	(49)
Accumulated capital and other losses	(4)	(25)
Net unrealized depreciation on investments	(1,842)	(1,969)
Total	$(1,400)	$(2,139)

As of December 31, 2017 and 2016, the Company’s aggregate investment unrealized depreciation based on cost was as follows:

	December 31,
	2017	2016
Tax cost	$56,689	$43,923
Gross unrealized depreciation	(2,362)	(2,053)
Gross unrealized appreciation	520	84
Net unrealized investment depreciation on investments	(1,842)	(1,969)

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

During the year ended December 31, 2017, the Company declared a cash distribution of $661, or $0.17 per share on its common stock. The distribution was paid on December 21, 2017 for the stockholders of record as of the close of business on December 20, 2017.

During the year ended December 31, 2016, the Company declared a cash distribution of $1,077, or $0.28 per share, on its common stock. The distribution was paid on December 21, 2016 for the stockholders of record as of the close of business on December 20, 2016.

NOTE K – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$988	$949	$845	$1,084
Operating expenses
Net expenses	594	622	542	626
Net investment income	394	327	303	458
Realized and unrealized gain (loss)	(414)	316	376	(271)
Net increase (decrease) in net assets resulting from operations	$(20)	$643	$679	$187
Per share information - basic and diluted
Net investment gain	$0.10	$0.08	$0.08	$0.12
Net increase (decrease) in net assets resulting from operations	$0.00	$0.16	$0.18	$0.05
Weighted average shares outstanding	4,000,010	4,000,010	3,804,454	3,800,010

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$937	$1,010	$924	$721
Operating expenses
Net expenses	492	563	679	560
Net investment income	445	447	245	161
Realized and unrealized (loss) gain	(1,976)	225	168	(287)
Net increase (decrease) in net assets resulting from operations	$1,531	$672	$413	$(126)
Per share information - basic and diluted
Net investment income	$0.12	$0.12	$0.06	$0.04
Net increase (decrease) in net assets resulting from operations	$(0.40)	$0.18	$0.11	$(0.03)
Weighted average shares outstanding	3,800,010	3,800,010	3,800,010	3,800,010

(a)	Per share information was not calculated for the three months ended March 31, 2015 as Parkview Capital Credit, Inc had not yet commenced principal operations.

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE L – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

On February 16, 2018, Lone Star entered into a loan agreement (the “Loan Agreement”) with BI 28 LLC (the “Lender”), a subsidiary of BridgeInvest.  In connection with the Loan Agreement, the Lender required that the Company guarantee the performance of Lone Star under the terms of the Loan Agreement. On February 8, 2018, the Board of Directors of the Company authorized the Company to enter into a Guaranty, whereby the Company agreed to guarantee to the Lender the performance of Lone Star under the Loan Agreement. The Loan has an 18-month term, which term can be extended by an additional six months. Assuming the Loan has a duration of two years, the Company’s aggregate obligation as a result of its 100% ownership of Lone Star would be $14,300, which includes interest payments and repayment of principal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

53

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

54

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

55

(b)   EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on August 11, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed on March 31, 2015)

10.2	License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on March 31, 2015)

10.3	Custody Agreement with Millennium Trust Company (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2015)

10.4	First Amendment to the Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2017)

10.5	Guaranty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2018)

14.1	Code of Business Conduct and Ethics of the Registrant and Parkview Advisors, LLC (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 29, 2016.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Lone Star Brewery Development Company, Inc. Financial Statements for the period from June 28, 2017 (acquisition date) through December 31, 2017

*Filed herewith

ITEM 16.  FORM 10-K SUMMARY

The Company has elected not to provide summary information.

56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVIEW CAPITAL CREDIT, INC.

Dated: April 2, 2018	By:	/s/ KEITH W. SMITH
Keith W. Smith
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: April 2, 2018	By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: April 2, 2018	By:	/s/ STEPHAN PARICO
Stephan Parico
Director

Dated: April 2, 2018	By:	/s/ ODYSSEUS LANIER
Odysseus Lanier
Director

Dated: April 2, 2018	By:	/s/ BERT BEAL
Bert Beal
Director

57