Form 10-Q
period 2018-03-31
Parkview Capital Credit, Inc.
filed 2018-05-14
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 11, 2018.

 PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

March 31, 2018

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled/ unaffiliated investments (amortized cost $46,740 and $48,780, respectively)	$44,423	$46,582
Controlled/ affiliated investments (amortized cost $11,748 and $8,164, respectively)	12,017	8,265
Total investments, at fair value (amortized cost $58,488 and $56,944, respectively)	56,440	54,847
Cash and cash equivalents	2,925	2,105
Interest receivable	1,125	766
Dividend receivable	773	538
Prepaid expenses and other assets	128	113
Total assets	$61,391	$58,369

Liabilities and stockholders' equity

Liabilities
Payable for investments purchased	$22,000	$19,502
Accounts payable and accrued expenses	161	52
Due to advisor	-	2
Loan origination fees, net	123	141
Management fees payable	99	79
Total liabilities	22,383	19,776

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	39,928	39,928
Accumulated undistributed net realized gain (loss) on investments	35	(4)
Accumulated undistributed net investment income	1,052	726
Net unrealized depreciation on investments	(2,047)	(2,097)
Total stockholders' equity	39,008	38,593
Total liabilities and stockholders' equity	$61,391	$58,369

Net asset value per share	$9.75	$9.65

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended March 31,
	2018	2017

Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$598	$711
Paid-in-kind interest	92	302
From controlled/ affiliated investments:
Dividend income	276	71
Total investment income	966	1,084
Operating expenses
Management fees	295	238
Professional fees	258	253
General and administrative expenses	189	195
Total expenses before expense waiver	742	686
Waiver of management fees	(102)	(60)
Total operating expenses	640	626
Net investment income	326	458

Realized and unrealized income (loss)
Net realized gain (loss) on investments	39	(10)
Net change in unrealized appreciation (depreciation) on investments	50	(261)
Total net realized and unrealized gain (loss) on investments	89	(271)
Net increase in net assets resulting from operations	$415	$187

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations #	$0.10	$0.05
Weighted average - net investment income per common share	0.08	0.12
Weighted average shares outstanding	4,000,010	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended March 31,
	2018	2017

Increase from operations
Net investment income	$326	$458
Net realized gain (loss) on investments	39	(10)
Net change in unrealized appreciation (depreciation) on investments	50	(261)
Net increase in net assets resulting from operations	415	187
Total increase in net assets	415	187
Net assets at beginning of period	38,593	35,765
Net assets at end of period	$39,008	$35,952

Net asset value per common share	$9.75	$9.46
Common shares outstanding, end of period	4,000,010	3,800,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net increase in net assets resulting from operations	$415	$187
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities
Purchases of investments	(26,110)	(17,535)
Paid-in-kind interest	(92)	(302)
Paydowns of investments	1,277	11
Sales of investments	23,435	17,843
Loan origination fee amortization	(18)	(51)
Net unrealized (appreciation) depreciation on investments	(50)	261
Net amortization of premiums on investments	(15)	(22)
Realized loss (gain) on sold/repaid investments	(39)	10
Decrease (increase) in operating assets:
Interest receivable	(359)	53
Dividend receivable	(235)	(37)
Receivable for investments sold and repaid	-	(3,458)
Prepaid expenses and other assets	(15)	(7)
Increase (decrease) in operating liabilities:
Payable for investments purchased	2,498	496
Accounts payable and accrued expenses	108	(18)
Loan origination fees	-	33
Management fees payable	20	(25)
Net cash provided by (used in) operating activities	820	(2,561)

Total increase (decrease) in cash	820	(2,561)
Cash and cash equivalents at beginning of period	2,105	5,491
Cash and cash equivalents at end of period	$2,925	$2,930

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

March 31, 2018

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	(h)	5,748	5,685	5,516	14.1%
Ebony Media Holdings, LLC	Media	N/A	(f)	11/11/2018	2,176	2,176	2,067	5.3%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	10/31/2018	535	535	535	1.4%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,763	3,760	3,726	9.6%
Total Senior Secured Loans - First Lien						12,156	11,844	30.4%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (d)	Tobacco	N/A	11.00%	8/17/2022	1,000	992	1,020	2.6%
Action Resources (g)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK	4/29/2022	905	905	905	2.3%
Action Resources (g)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	8/31/2021	2,714	2,714	2,206	5.7%
Action Resources (g)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	8/31/2021	2,171	2,171	912	2.3%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,128	5,128	4,999	12.8%
Anchor Glass Container Corporation (d)	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	496	488	1.2%
Total Senior Secured Loans - Second Lien						12,406	10,530	26.9%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	2,426,085	2,426	2,353	6.0%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	.0%
Ebony Media Holdings, LLC; Warrants	Media	N/A	50,000	119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5	59	49	.1%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	34,000	-	-	-
Action Resources; Common Units (g)	Specialized Freight Trucking	N/A	(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	2,615	7,321	7,707	19.8%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	1,000	2,000	1,956	5.0%
Total Equity Investments				11,926	12,066	30.9%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	1.531%	4/5/2018	22,003,000	22,000	22,000	22,000	56.4%
Total U.S Government Securities					22,000	22,000	56.4%

Total Investments					$58,488	$56,440	144.6%
Liabilities in excess of other assets						(17,432)	-44.6%
Net assets						$39,008	100.0%

See Notes to Unaudited Condensed Financial Statements.

(a)

With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2018, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of March 31, 2018, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of March 31, 2018:

	Fair Value at				Net	Net Change in Unrealized	Fair Value at	For the Three Months Ended March 31, 2018
Portfolio Company	December 31, 2017	Purchases	Sales and Repayments	Accretion of Discount	realized gain (loss)	Appreciation (Depreciation)	March 31, 2018	Interest Income	Fee Income	Dividend income
Equity Investment
Langham Creek LLC; Preferred Units	$2,102	$257	$-	$-	$-	$(6)	$2,353	$-	$-	$88
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
Lone Star Brewery, Inc.; Preferred Units	4,205	3,326	-	-	-	176	7,707	-	-	188
Lone Star Brewery, Inc.; Common Units	1,956	-	-	-	-	-	1,956	-	-	-

(b)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(d)	Investment is not self-originated.

(e)	Position or portion thereof unsettled as of March 31, 2018.

(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(g)	Asset is on non-accrual status.

(h)	The maturity date for the Ebony Media’s $3,897 and $1,851 principal loans are 5/5/2020 and 11/11/2018, respectively.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

 See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2017

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	(h)	5,719	5,649	5,489	14.2%
Ebony Media Holdings, LLC	Media	N/A	(f)	11/11/2018	2,176	2,176	2,067	5.4%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	10/31/2018	1,250	1,250	1,250	3.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2018	3,763	3,752	3,726	9.7%
Total Senior Secured Loans - First Lien						12,827	12,532	32.5%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (d)	Tobacco	N/A	11.00%	8/17/2022	1,000	992	1,020	2.6%
Lionbridge Technologies (d)	Translation and Interpretation Services	L + 9.75%	10.80%	2/28/2025	2,000	1,964	1,970	5.1%
Action Resources (g)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK	4/29/2022	905	905	905	2.3%
Action Resources (g)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	8/31/2021	2,714	2,714	2,206	5.7%
Action Resources (g)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	8/31/2021	2,171	2,171	912	2.4%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,102	5,102	4,975	12.9%
American Bath Group, LLC (d)	Manufacturing	L + 9.75%	10.75%	9/30/2024	2,000	1,932	2,008	5.2%
Anchor Glass Container Corporation (d)	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	496	507	1.3%
Total Senior Secured Loans - Second Lien						16,276	14,503	37.5%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	2,168,600	2,169	2,102	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	.0%
Ebony Media Holdings, LLC; Warrants	Media	N/A	50,000	119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5	59	49	.1%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	34,000	-	-	-
Action Resources; Common Units (g)	Specialized Freight Trucking	N/A	2.82%	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	1,427	3,994	4,205	10.9%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	1,000	2,000	1,956	5.1%
Total Equity Investments				8,342	8,313	21.5%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	1.085%	1/11/2018	19,507,000	19,499	19,499	19,499	50.5%
Total U.S Government Securities					19,499	19,499	50.5%

Total Investments					$56,944	$54,847	142.0%
Liabilities in excess of other assets						(16,254)	-42.0%
Net assets						$38,593	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of December 31, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Fee Income	Dividend income
Equity Investment
Langham Creek LLC; Preferred Units	$1,756	$300	$-	$-	$-	$46	$2,102	$-	$-	$293
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
Lone Star Brewery, Inc.; Preferred Units	-	3,994	-	-	-	211	4,205	-	-	209
Lone Star Brewery, Inc.; Common Units	-	2,000	-	-	-	(44)	1,956	-	-	-

(b)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(d)	Investment is not self-originated.

(e)	Position or portion thereof unsettled as of December 31, 2017.

(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(g)	Asset is on non-accrual status.

(h)	The maturity date for the Ebony Media’s $3,878 and $1,842 principal loans are 5/5/2020 and 11/11/2018, respectively.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act, as amended (the “1940 Act”) on February 12, 2016, and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended June 30, 2017.

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the period included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.

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

Reclassifications: Certain amounts in the unaudited condensed financial statements for the three months ended March 31, 2017 have been reclassified to conform to the classifications used to prepare the unaudited condensed financial statements for the three months ended March 31, 2018. These reclassifications had no material impact on the Company’s condensed financial position, results of operations or cash flows, as previously reported.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company has also elected to be treated as a RIC under Subchapter M of the Code, beginning with the tax year ended June 30, 2017. As a RIC, the Company generally is not required to pay corporate level federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common stockholders and will not be reflected in the financial statements of the Company for the years in which it qualifies as a RIC.

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. There was $7 of excise tax accrued as of three months ended March 31, 2018.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three months ended March 31, 2018 and 2017, the Company recognized PIK income of $92 and $302, respectively.

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

Investments: Investment transactions are accounted for on a trade-date basis. The Company considers trade date for investments not traded on a recognized exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Company’s Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Company has retained independent valuation firms to assist the Board by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The Advisor’s management team, any approved independent third-party valuation specialists and the Board may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor’s management team, any approved independent third-party valuation specialists and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Board, in consultation with the Advisor’s management team and any approved independent third-party valuation specialists may consider relevant in assessing fair value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services and/or dealers, as applicable, against the actual prices at which it purchases and sells investments. Based on the results of the benchmark analysis and the experience of management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company also uses independent valuation firms to assist the Board in determining fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Board otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells investments. The audit committee and Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

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

Recent Accounting Pronouncements: In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company has adopted this standard and there has been no material impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard and there has been no material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, ASU 2018-03 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact this standard will have on its financial statements.

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

NOTE C – RELATED PARTY TRANSACTIONS

Advisory Agreement

Pursuant to the Advisory Agreement with the Advisor (the “Advisory Agreement”), the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Advisory Agreement consist of a base management fee and incentive fees. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer.

The management fee is calculated at an annual rate of 2.00% of the end-of-period gross assets payable monthly in arrears if the Company’s gross assets are less than $250,000; 1.75% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $250,000 but less than $750,000; and, 1.50% of the end-of period gross assets if the Company’s gross assets are equal to or greater than $750,000. For purposes of calculating the management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. As a result, the Advisor will benefit when the Company incurs debt or uses leverage. The Advisory Agreement provides that the management fee is calculated based on the average value of gross assets at the end of the two most recently completed months. The Company has clarified its management fee calculation so that the management fee is calculated by averaging the value of the Company’s gross assets at the end of the two most recently completed quarters, and appropriately adjusting for any share issuances occurring during any month of the current quarter. Management fees for any partial month are appropriately prorated. In order to meet the diversification tests required to qualify as a RIC, the Company acquires short-term U.S. Treasury Bills. The following purchases of short-term U.S. Treasury bills had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired	Amount acquired
March 29, 2018	$22,000
December 28, 2017	$19,500
March 29, 2017	$12,500

For the three months ended March 31, 2018 and 2017, the Company incurred management fees of $295 and $238, respectively, gross of the fee waiver of $102 and $60, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three months ended March 31, 2018 and 2017, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2018 and 2017, the Company did not incur any incentive fees on capital gains.

During the three months ended March 31, 2018 and 2017, the Company reimbursed the Advisor $36 and $38, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel. There were no amounts accrued to the Advisor as of March 31, 2018 and 2017.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$4,999	9%	$4,975	9%
Healthcare	3,775	7%	3,775	7%
Manufacturing	488	1%	2,515	5%
Media	8,118	14%	8,806	16%
Real Estate	12,017	21%	8,264	15%
Specialized Freight Trucking	4,023	7%	4,023	6%
Tobacco	1,020	2%	1,020	2%
Translation and Interpretation Services	-	-	1,970	4%
U.S. Government Securities	22,000	39%	19,499	36%
	$56,440	100%	$54,847	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of March 31, 2018 and December 31, 2017:

March 31, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,156	21%	$11,844	21%
Senior Secured Loans - Second Lien	12,406	21%	10,530	19%
Equity Investments	11,926	20%	12,066	21%
U.S. Government Securities	22,000	38%	22,000	39%
Total	$58,488	100%	$56,440	100%

December 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,827	23%	$12,532	23%
Senior Secured Loans - Second Lien	16,276	28%	14,503	26%
Equity Investments	8,342	15%	8,313	15%
U.S. Government Securities	19,499	34%	19,499	36%
Total	$56,944	100%	$54,847	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

 The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$11,844	$11,844
Senior Secured Loans - Second Lien	-	-	10,530	10,530
Equity Investments	-	-	12,066	12,066
U.S. Government Securities	22,000	-	-	22,000
	$22,000	$-	$34,440	$56,440

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,532	$12,532
Senior Secured Loans - Second Lien	-	-	14,503	14,503
Equity Investments	-	-	8,313	8,313
U.S. Government Securities	19,499	-	-	19,499
	$19,499	$-	$35,348	$54,847

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	524	-	3,584	4,108
Net realized gain	-	39	-	39
Amortization of premium	14	1	-	15
Paid in kind interest	67	25	-	92
Sales	-	(3,935)	-	(3,935)
Paydowns	(1,277)	-	-	(1,277)
Net change in unrealized appreciation (depreciation)	(16)	(103)	169	50
Fair value end of period	$11,844	$10,530	$12,066	$34,440

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16)	$(21)	$168	$131

During the three months ended March 31, 2018, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	2,091	2,950	-	5,041
Net realized gain (loss)	18	(28)	-	(10)
Amortization of premium	19	3	-	22
Paid in kind interest	65	237	-	302
Sales	(4,345)	(1,500)	-	(5,845)
Paydowns	-	(11)	-	(11)
Net change in unrealized (appreciation) depreciation	2	(263)	-	(261)
Fair value end of period	$11,167	$16,221	$1,805	$29,193

The amount of total gains or losses for period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16)	$(292)	$-	$(308)

During the three months ended March 31, 2017, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of March 31, 2018:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$11,844	Market comparables	Market yield (%)	93.9% - 100.3%	96.8%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - Second Lien	$1,508	Market quotes	Indicative Dealer Quotes	97.0% - 102.5%	100.5%
Senior Secured Loans - Second Lien	$9,022	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3x
Equity Investments	$12,066	Market comparables	Market yield (%)	23.6% - 144.3%	102.4%
			Book Value Multiples (x)	1.0x -3.8x	1.1x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,532	Market comparables	Market yield (%)	93.9% - 100.3%	97.0%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - Second Lien	$5,505	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.1%
Senior Secured Loans - Second Lien	$8,998	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3x
Equity Investments	$8,313	Market comparables	Market yield (%)	23.6% - 144.3%	101.3%
			Book Value Multiples (x)	1.0x -3.8x	1.1x

NOTE F –SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that for the year ended December 31, 2017, one of its portfolio companies, Lone Star Brewery Development, Inc. ("Lone Star"), is a significant subsidiary. Accordingly, unaudited financial information for the three months ended March 31, 2018 has been included below. Since Lone Star was not acquired by the Company until June 29, 2017, the Company has not provided unaudited financial information for the three months ended March 31, 2017.

	March 31, 2018	December 31, 2017
Balance Sheet
Current assets	$934	$3
Noncurrent assets	$15,726	$18,505
Current liabilities	$4,465	$27,344
Noncurrent liabilities	$19,000	$-
Total deficit	$(6,805)	$(8,836)

Statement of Operations
Revenue	$-
Expenses	$1,478
Other income	$368
Net loss	$(1,110)

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

NOTE G - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Per share data
Net asset value, beginning of period	$9.65	$9.41
Results of operations (a)
Net investment income	0.09	0.12
Net realized gain on investments	0.01	-
Net change in unrealized depreciation on investments	0.00	(0.07)
Net increase in net assets resulting from operations	0.10	0.05
Total increase in net assets	0.10	0.05
Net asset value, end of period	$9.75	$9.46

Shares outstanding at end of period	4,000,010	3,800,010
Total return (b)	1.07%	0.52%

Ratio/Supplemental data (c)
Net assets, end of period	39,008	35,952
Ratio of operating expenses to average net assets (d)	1.65%	1.75%
Ratio of net investment income to average net assets	0.84%	1.28%
Portfolio turnover	11.18%	17.34%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.

(b)	The total return for the three months ended March 31, 2018 and 2017 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(d)	The effect of the management fee waiver discussed in Note C is 0.26% and 0.17% for the three months ended March 31, 2018 and 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward looking statements including, without limitation:

●	The effect of an economic downturn on our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

●	a contraction of available credit, which could impair our lending and investment activities;

●	interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our contractual arrangements and relationships with third parties;

●	the ability of our portfolio companies to achieve their objectives;

●	competition with other entities for investment opportunities;

●	the speculative and illiquid nature of our investments;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the costs associated with being a public entity;

●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals that can provide services to our Advisor ;

●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code and as a BDC; and

●	the effect of legal, tax and regulatory changes.

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

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We have elected to be regulated as a BDC under the 1940 Act and treated as a RIC, for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $34,440 (excluding $22,000 held in U.S. Treasury Bills) and $29,193 (excluding $12,495 held in U.S. Treasury Bills) in 8 and 11 portfolio companies as of March 31, 2018 and March 31, 2017, respectively. Our investment activity (including U.S. Treasury Bills) for the three months ended March 31, 2018 and 2017 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2018	2017
Amortized cost of investments, beginning	$56,944	$44,036
Cost of investments purchased	26,110	17,535
Paid-in-kind interest	92	302
Proceeds from sales and repayments of investments	(24,712)	(17,854)
Net amortization of premium on investments	15	22
Realized gain (loss) on sold/repaid investments	39	(10)
Amortized cost of investments, ending	$58,488	$44,031

 Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and 2017, the investments in our portfolio were purchased at a weighted average price of 100% and 99.4% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of March 31, 2018, were 9.7% and 9.8%, respectively, and as of March 31, 2017, were 11.53%, and 11.19%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents 7.13% of our portfolio at fair value as of March 31, 2018.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the three months ended March 31, 2018 and the year ended December 31, 2017:

New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total commitments (including unfunded commitments)	$4,109	$9,719
Paid-in-kind interest	-	-
Investment paydowns	(1,240)	-
Net direct origination	$2,869	$9,719

	For the Three Months Ended		For the Year Ended
	March 31, 2018		December 31, 2017
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$525	13%	$3,425	35%
Senior Secured Loans - Second Lien	-	-	-	-
Equity Investments	3,584	87%	6,294	65%
	4,109	100%	9,719	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$1,370	$2,430
Weighted Average Maturity for New Direct Originations	0.59 years	0.86 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	11.6%	9.5%

The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Characteristics of All Direct Originations held in Portfolio
Number of Portfolio Companies	6		6
Average Annual EBITDA of Portfolio Companies	$6,000		$7,030
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	8.2	x	5.9	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.8%		11.7%

(1) Average Leverage Through Tranche of Portfolio Companies-Excluding Equity-Other and Collateralized Securities is 2.89x as of both March 31, 2018 and December 31, 2017 excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$32,932	58%	$29,843	54%
Broadly Syndicated	1,508	3%	5,505	10%
U.S. Government Securities	22,000	39%	19,499	36%
	$56,440	100%	$54,847	100%

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such industries.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	44,833	80%	42,018	77%
3	7,584	13%	8,806	16%
4	-	-	-	-
5	4,023	7%	4,023	7%
Total	$56,440	100%	$54,847	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Recent Accounting Pronouncements

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Investment Income

For the three months ended March 31, 2018 and 2017, total investment income totaled $966 and $1,084, respectively, of which $583 and $693, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $276 and $71, respectively, was attributable to dividend income earned and $15 and $18, respectively, was attributable to amortization of loan origination fees received.

For the three months ended March 31, 2018 and 2017, $92 and $302, respectively, of our total investment income constituted PIK interest. As of March 31, 2018, four of our investments paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the three months ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the three months ended March 31, 2018. The decrease in investment income was primarily due to the Action Resources investment being on non-accrual, partially offset by an increase in the size of our overall portfolio.

Operating Expenses

Total operating expenses were $640 for the three months ended March 31, 2018, and consisted of base management fees of $295 (less a fee waiver of $102), professional fees of $258 and other general and administrative fees of $189. Total operating expenses were $626 for the three months ended March 31, 2017, and consisted of base management fees of $238 (less a fee waiver of $60), professional fees of $253 and other general and administrative fees of $195. We did not incur any incentive fees for the three months ended March 31, 2018 or 2017. The increase in operating expenses was primarily driven by an increase in management fees resulting from an increased portfolio size during the three months ended March 31, 2018. Our operating expenses were 1.65% and 1.75% of our average net assets for the three months ended March 31, 2018 and 2017, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. The purchases had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired	Amount acquired
March 29, 2018	$22,000
December 28, 2017	$19,500
March 29, 2017	$12,500

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $102 and $60 for the three months ended March 31, 2018 and 2017, respectively, all of which was also waived by the Advisor.

Net Investment Income

Our net investment income totaled $326 and $458, respectively ($0.08 and $0.12 per weighted average shares outstanding), for the three months ended March 31, 2018 and 2017.

Net Realized Gain on Investments

For the three months ended March 31, 2018 and 2017 we had net realized gain (loss) of $39 and ($10), respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 18, 2018 and 2017, we had net unrealized appreciation (depreciation) on our portfolio of $50 and ($261), respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $415 and $187 ($0.10 and $0.05 per weighted average shares outstanding), respectively.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $2,925. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The increase in cash of $820 during the three months ended March 31, 2018 was primarily driven by the sale of our investment in American Bath Group, LLC and Lionbridge Technologies, Inc. and paydowns of investments in Ebony Media Holdings, LLC and Medi-fare Drug & Pharmaceutical Compounding, LLC, offset by our additional investments in Lone Star Brewery Development, Inc, and Langham Creek LLC.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part I. Financial Information, Item 1. Financial Statements – Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of the summary of significant accounting policies.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services. Refer to “Part I. Financial Information, Item 1. Financial Statements – Note C – Related Party Transactions – Advisory Agreement” for a discussion of the fees payable pursuant to the Advisory Agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of March 31, 2018, approximately 3.42% of our portfolio paid variable rates of interest. An increase in interest rates for these variable rate investments could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income. As of March 31, 2018, an increase of 50 basis points in the market interest rates would have resulted in the decrease in the value of our fixed rate investments.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: May 14, 2018	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

