Form 10-Q
period 2018-06-30
Parkview Capital Credit, Inc.
filed 2018-08-13
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 13, 2018.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

June 30, 2018

i

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled/ unaffiliated investments (amortized cost $52,182 and $48,780, respectively)	$50,096	$46,582
Controlled/ affiliated investments (amortized cost $12,586 and $8,164, respectively)	13,471	8,265
Total investments, at fair value (amortized cost $64,768 and $56,944, respectively)	63,567	54,847
Cash and cash equivalents	1,163	2,105
Accounts receivable	7	-
Interest receivable	1,457	766
Dividend receivable	1,100	538
Prepaid expenses and other assets	163	113
Total assets	$67,457	$58,369

Liabilities and stockholders' equity

Liabilities
Payable for investments purchased	$26,993	$19,502
Accounts payable and accrued expenses	33	52
Due to advisor	3	2
Loan origination fees, net	106	141
Management fees payable	81	79
Total liabilities	27,216	19,776

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	39,928	39,928
Accumulated undistributed net realized gain (loss) on investments	42	(4)
Accumulated undistributed net investment income	1,432	726
Net unrealized depreciation on investments	(1,201)	(2,097)
Total stockholders' equity	40,241	38,593
Total liabilities and stockholders' equity	$67,457	$58,369

Net asset value per share	$10.06	$9.65

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$559	$682	$1,157	$1,393
Paid-in-kind interest	78	92	170	394
From controlled/ affiliated investments:
Dividend income	329	71	605	142
Total investment income	966	845	1,932	1,929
Operating expenses
Management fees	321	248	616	486
Professional fees	187	173	445	426
General and administrative expenses	200	185	389	380
Total expenses before expense waiver	708	606	1,450	1,292
Waiver of management fees	(122)	(64)	(224)	(124)
Total operating expenses	586	542	1,226	1,168
Net investment income	380	303	706	761

Realized and unrealized income (loss)
Net realized gain (loss) on investments	7	3	46	(7)
Net change in unrealized appreciation on investments	846	373	896	112
Total net realized and unrealized gain on investments	853	376	942	105
Net increase in net assets resulting from operations	$1,233	$679	$1,648	$866

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations	$0.31	$0.18	$0.41	$0.23
Weighted average - net investment income per common share	0.10	0.08	0.18	0.20
Weighted average shares outstanding	4,000,010	3,804,454	4,000,010	3,802,232

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share information)

	For the Six Months Ended June 30,
	2018	2017

Increase from operations
Net investment income	$706	$761
Net realized gain (loss) on investments	46	(7)
Net change in unrealized appreciation on investments	896	112
Net increase in net assets resulting from operations	1,648	866
Issuance of common stock	-	2,000
Net increase in net assets from capital share transactions	-	2,000
Total increase in net assets	1,648	2,866
Net assets at beginning of period	38,593	35,765
Net assets at end of period	$40,241	$38,631

Net asset value per common share	$10.06	$9.66
Common shares outstanding, end of period	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net increase in net assets resulting from operations	$1,648	$866
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities
Purchases of investments	(54,854)	(33,333)
Paid-in-kind interest	(170)	(394)
Paydowns of investments	1,834	30
Sales of investments	45,441	30,338
Loan origination fee amortization	(35)	(69)
Net unrealized appreciation on investments	(896)	(112)
Net amortization of premiums on investments	(30)	(41)
Realized loss (gain) on sold/repaid investments	(45)	7
Decrease (increase) in operating assets:
Accounts receivable	(7)	-
Interest receivable	(691)	(54)
Dividend receivable	(562)	(73)
Receivable for investments sold and repaid	-	9
Prepaid expenses and other assets	(50)	(20)
Increase (decrease) in operating liabilities:
Payable for investments purchased	7,491	998
Accounts payable and accrued expenses	(19)	(37)
Due to advisor	1	-
Loan origination fees	-	33
Management fees payable	2	(1)
Net cash used in operating activities	(942)	(1,853)

Total decrease in cash	(942)	(1,853)
Cash and cash equivalents at beginning of period	2,105	5,491
Cash and cash equivalents at end of period	$1,163	$3,638

Supplemental disclosures of non-cash financing activies
Issuance of common stock	$-	2,000

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

June 30, 2018

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	(h)	5,777	5,724	5,563	13.8%
Ebony Media Holdings, LLC	Media	N/A	(f)	11/11/2018	2,176	2,176	2,067	5.1%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	10/31/2018	890	890	890	2.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	(j)	3,786	3,789	3,777	9.4%
Total Senior Secured Loans - First Lien						12,579	12,297	30.5%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (d)	Tobacco	N/A	11.00%	8/17/2022	1,000	993	1,020	2.5%
Action Resources (g)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK	4/29/2022	905	905	905	2.2%
Action Resources (g)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	8/31/2021	2,714	2,714	2,226	5.5%
Action Resources (g)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	8/31/2021	2,171	2,171	1,151	2.9%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	10/1/2021	5,154	5,154	5,102	12.7%
Anchor Glass Container Corporation (d)	Manufacturing	L + 7.75%	8.75%	12/7/2024	500	496	356	.9%
Total Senior Secured Loans - Second Lien						12,433	10,760	26.7%

Portfolio Company (a)	Industry	Dividend Rate	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	2,426,085	2,426	2,232	5.5%
Langham Creek LLC; Common Units	Real Estate	N/A	1,000	1	1	.0%
Ebony Media Holdings, LLC; Warrants	Media	N/A	50,000	119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5	58	41	.1%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	34,000	-	5	-
Action Resources; Common Units (g)	Specialized Freight Trucking	N/A	(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	2,914	8,159	8,778	21.8%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	1,000	2,000	2,460	6.1%
Total Equity Investments				12,763	13,517	33.5%

Portfolio Company (a)	Yield to Maturity	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	1.531%	7/5/2018	27,000,000	26,993	26,993	26,993	67.1%
Total U.S Government Securities					26,993	26,993	67.1%

Total Investments					$64,768	$63,567	157.8%
Liabilities in excess of other assets						(23,326)	-57.8%
Net assets						$40,241	100.0%

(a)

With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2018, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of June 30, 2018, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of June 30, 2018:

	Fair Value at				Net realized	Net Change in Unrealized	Fair Value at	For the Six Months Ended June 30, 2018
Portfolio Company	December 31, 2017	Purchases	Sales and Repayments	Accretion of Discount	gain (loss)	Appreciation (Depreciation)	June 30, 2018	Interest Income	Fee Income	Dividend income
Equity Investment
Langham Creek LLC; Preferred Units	$2,102	$257	$-	$-	$-	$(127)	$2,232	$-	$-	$184
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
Lone Star Brewery, Inc.; Preferred Units	4,205	4,165	-	-	-	408	8,778	-	-	417
Lone Star Brewery, Inc.; Common Units	1,956	-	-	-	-	504	2,460	-	-	-

(b)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(d)	Investment is not self-originated.

(e)	Position or portion thereof unsettled as of June 30, 2018.

(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(g)	Asset is on non-accrual status.

(h)	The maturity dates for the Ebony Media $3,917 and $1,860 principal loans are May 5, 2020 and November 11, 2018, respectively.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)

The Company is currently in negotiations with Medi-fare Drug & Pharmaceutical Compounding, LLC regarding repayment of the principal loan. The maturity date was May 25, 2018 and is currently operating on a 90-day extension.

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

As of December 31, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Fee Income	Dividend income
Equity Investment
Langham Creek LLC; Preferred Units	$1,756	$300	$-	$-	$-	$46	$2,102	$-	$-	$293
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
Lone Star Brewery, Inc.; Preferred Units	-	3,994	-	-	-	211	4,205	-	-	209
Lone Star Brewery, Inc.; Common Units	-	2,000	-	-	-	(44)	1,956	-	-	-

(b)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR interest rate floor.

(c)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(d)	Investment is not self-originated.

(e)	Position or portion thereof unsettled as of December 31, 2017.

(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(g)	Asset is on non-accrual status.

(h)	The maturity date for the Ebony Media $3,878 and $1,842 principal loans are May 5, 2020 and November 11, 2018, respectively.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”), was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act, as amended (the “1940 Act”), and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended June 30, 2017.

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and six months ended June 30, 2018 and 2017 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and six months ended June 30, 2018, the Company recognized PIK income of $78 and $170, respectively. For the three and six months ended June 30, 2017, the Company recognized PIK income of $92 and $394, respectively.

Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation on investments in the statements of operations.

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

Substantially all of the Company’s investments are expected to be in loans that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Company has retained independent valuation firms to assist the Board by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models, depending on the availability of information, on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

Recent Accounting Pronouncements: In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, ASU 2018-03 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact this standard will have on its financial statements.

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

NOTE C – RELATED PARTY TRANSACTIONS

Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Advisor (the “Advisory Agreement”), the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Advisory Agreement consist of a base management fee and incentive fees. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer.

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

Date acquired	Amount acquired
Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,500

Impact in 2017
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000

For the three and six months ended June 30, 2018, the Company incurred management fees of $321 and $616, respectively, gross of the fee waiver of $122 and $224, respectively. For the three and six months ended June 30, 2017, the Company incurred management fees of $248 and $486, respectively, gross of the fee waiver of $64 and $124, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and six months ended June 30, 2018 and 2017, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2018 and 2017, the Company did not incur any incentive fees on capital gains.

During the three months ended June 30, 2018 and 2017, the Company reimbursed the Advisor $47 and $33, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. During the six months ended June 30, 2018 and 2017, the Company reimbursed the Advisor $84 and $71, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. There were $3 and $2 accrued to the Advisor as of June 30, 2018 and December 31, 2017, respectively.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$5,107	8%	$4,975	9%
Healthcare	3,818	6%	3,775	7%
Manufacturing	356	1%	2,515	5%
Media	8,520	13%	8,806	16%
Real Estate	13,471	21%	8,264	15%
Specialized Freight Trucking	4,282	7%	4,023	6%
Tobacco	1,020	2%	1,020	2%
Translation and Interpretation Services	-	-	1,970	4%
U.S. Government Securities	26,993	42%	19,499	36%
	$63,567	100%	$54,847	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of June 30, 2018 and December 31, 2017:

June 30, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,579	19%	$12,297	19%
Senior Secured Loans - Second Lien	12,433	19%	10,760	17%
Equity Investments	12,763	20%	13,517	21%
U.S. Government Securities	26,993	42%	26,993	43%
Total	$64,768	100%	$63,567	100%

December 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,827	23%	$12,532	23%
Senior Secured Loans - Second Lien	16,276	28%	14,503	26%
Equity Investments	8,342	15%	8,313	15%
U.S. Government Securities	19,499	34%	19,499	36%
Total	$56,944	100%	$54,847	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,297	$12,297
Senior Secured Loans - Second Lien	-	-	10,760	10,760
Equity Investments	-	-	13,517	13,517
U.S. Government Securities	26,993	-	-	26,993
	$26,993	$-	$36,574	$63,567

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2018:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	1,437	-	4,423	5,860
Net realized gain	-	39	-	39
Amortization of premium	29	1	-	30
Paid in kind interest	118	52	-	170
Sales	-	(3,935)	-	(3,935)
Paydowns	(1,834)	-	-	(1,834)
Net change in unrealized appreciation (depreciation)	15	100	781	896
Fair value end of period	$12,297	$10,760	$13,517	$36,574

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$15	$181	$781	$977

During the six months ended June 30, 2018, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	2,091	2,950	4,800	9,841
Net realized gain (loss)	21	(27)	-	(6)
Amortization of premium	32	9	-	41
Paid in kind interest	131	263	-	394
Sales	(4,345)	(1,500)	-	(5,845)
Paydowns	(3)	(27)	-	(30)
Net change in unrealized (appreciation) depreciation	52	(88)	148	112
Fair value end of period	$11,296	$16,413	$6,753	$34,462

The amount of total gains or losses for period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$34	$(117)	$147	$64

During the six months ended June 30, 2017, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of June 30, 2018:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,297	Market comparables	Market yield (%)	94.4% - 100.2%	97.4%
			EBITDA Multiples (x)	2.8x - 4.0x	3.2x
Senior Secured Loans - Second Lien	$1,376	Market quotes	Indicative Dealer Quotes	69.5% - 102.5%	94.0%
Senior Secured Loans - Second Lien	$9,384	Market comparables	Market yield (%)	39.0% - 102.3%	89.3%
			EBITDA Multiples (x)	0.65x - 12.1x	6.6x
Equity Investments	$13,517	Market comparables	Market yield (%)	83.0% - 123.4%	107.7%
			Book Value Multiples (x)	1.0x -12.1x	1.1x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,532	Market comparables	Market yield (%)	93.9% - 100.3%	97.0%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - Second Lien	$5,505	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.1%
Senior Secured Loans - Second Lien	$8,998	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3x
Equity Investments	$8,313	Market comparables	Market yield (%)	23.6% - 144.3%	101.3%
			Book Value Multiples (x)	1.0x -3.8x	1.1x

NOTE F – SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that for the year ended December 31, 2017, one of its portfolio companies, Lone Star Brewery Development, Inc. ("Lone Star"), is a significant subsidiary. Accordingly, unaudited financial information for the three and six months ended June 30, 2018 has been included below. Since Lone Star was not acquired by the Company until June 29, 2017, the Company has not provided unaudited financial information for the period from June 29, 2017 through June 30, 2017.

	June 30, 2018	December 31, 2017
Balance Sheet
Current assets	$1,271	$3
Noncurrent assets	$15,726	$18,505
Current liabilities	$4,997	$27,344
Noncurrent liabilities	$19,000	$-
Total deficit	$(7,000)	$(8,836)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Statement of Operations
Revenue	$-	$-
Expenses	$804	$2,282
Other income	$-	$368
Net loss	$(804)	$(1,914)

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

NOTE G - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Per share data
Net asset value, beginning of period	$9.65	$9.41
Results of operations (a)
Net investment income	0.18	0.20
Net realized gain on investments	0.01	-
Net change in unrealized appreciation on investments	0.22	0.03
Net increase in net assets resulting from operations	0.41	0.23
Capital share transactions
Issuance of common stock (b)	-	0.02
Total increase in net assets	0.41	0.25
Net asset value, end of period	$10.06	$9.66

Shares outstanding at end of period	4,000,010	4,000,010
Total return (c)	4.18%	2.33%

Ratio/Supplemental data (d)
Net assets, end of period	40,241	38,631
Ratio of operating expenses to average net assets (e)	3.11%	3.14%
Ratio of net investment income to average net assets	1.79%	2.05%
Portfolio turnover	16.49%	19.65%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.

(b)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(c)	The total return for the six months ended June 30, 2018 and 2017 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(d)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(e)	The effect of the management fee waiver discussed in Note C is 0.57% and 0.33% for the six months ended June 30, 2018 and 2017, respectively.

NOTE H – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

On August 8, 2018, the Board, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 13, 2019.

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

All amounts presented are in thousands, except share data.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $36,574 (excluding $26,993 held in U.S. Treasury Bills) and $29,955 (excluding $11,999 held in U.S. Treasury Bills) in 8 and 12 portfolio companies as of June 30, 2018 and 2017, respectively. Our investment activity (including U.S. Treasury Bills) for the six months ended June 30, 2018 and 2017 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2018	2017
Amortized cost of investments, beginning	$56,944	$44,036
Cost of investments purchased	54,854	35,333
Paid-in-kind interest	170	394
Proceeds from sales and repayments of investments	(47,275)	(30,367)
Net amortization of premium on investments	30	41
Realized gain (loss) on sold/repaid investments	45	(7)
Amortized cost of investments, ending	$64,768	$49,430

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and 2017, the investments in our portfolio were purchased at a weighted average price of 99.96% and 99.5% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of June 30, 2018, were 11.2% and 11.4%, respectively, and as of June 30, 2017, were 11.5%, and 11.2%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents 6.7% of our portfolio at fair value as of June 30, 2018.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the six months ended June 30, 2018 and the year ended December 31, 2017:

	For the Six Months Ended	For the Year Ended
New Direct Originations	June 30, 2018	December 31, 2017
Total commitments (including unfunded commitments)	$-	$9,719
Paid-in-kind interest	-	-
Investment paydowns	-	-
Net direct origination	$-	$9,719

	For the Six Months Ended		For the Year Ended
	June 30, 2018		December 31, 2017
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$-	-	$3,425	35%
Senior Secured Loans - Second Lien	-	-	-	-
Equity Investments	-	-	6,294	65%
	-	-	9,719	100%

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$-	$2,430
Weighted Average Maturity for New Direct Originations		0.86 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	-	9.5%

The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	6	6
Average Annual EBITDA of Portfolio Companies	$6,930	$7,030
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	6.3x	5.9x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.8%	11.7%

(1) Average Leverage Through Tranche of Portfolio Companies-Excluding Equity/Other and Collateralized Securities is 2.89x as of both June 30, 2018 and December 31, 2017 excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$35,198	55%	$29,843	54%
Broadly Syndicated	1,376	2%	5,505	10%
U.S. Government Securities	26,993	43%	19,499	36%
	$63,567	100%	$54,847	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	46,947	74%	42,018	77%
3	12,338	19%	8,806	16%
4	-	-	-	-
5	4,282	7%	4,023	7%
Total	$63,567	100%	$54,847	100%

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

Investment Income

For the three months ended June 30, 2018 and 2017, total investment income totaled $966 and $845, respectively, of which $477 and $664, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $329 and $71, respectively, was attributable to dividend income earned, and $17 and $18, respectively, was attributable to amortization of loan origination fees received. For the three months ended June 30, 2018 and 2017, $65 and $0, respectively, of our portfolio interest was attributable to default interest on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan.

For the three months ended June 30, 2018 and 2017, $78 and $92, respectively, of our total investment income constituted PIK interest. As of June 30, 2018, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the three months ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the three months ended June 30, 2018. The increase in investment income was primarily due to the dividend income pertaining to the increased preferred shares that we own of Lone Star Brewery Development, Inc.

Operating Expenses

Total operating expenses were $586 for the three months ended June 30, 2018, and consisted of base management fees of $321 (less a fee waiver of $122), professional fees of $187 and other general and administrative fees of $200. Total operating expenses were $542 for the three months ended June 30, 2017, and consisted of base management fees of $248 (less a fee waiver of $64), professional fees of $173 and other general and administrative fees of $185. We did not incur any incentive fees for the three months ended June 30, 2018 or 2017. The increase in operating expenses was driven by an increase in portfolio size during the three months ended June 30, 2018 as well as our shift to self originated investments, which require additional management and oversight compared to syndicated loans. Our operating expenses were 1.49% and 1.46% of our average net assets for the three months ended June 30, 2018 and 2017, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. The purchases had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired	Amount acquired

Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000

Impact in 2017
June 29, 2017	$13,000
March 29, 2017	$12,500

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $122 and $64 for the three months ended June 30, 2018 and 2017, respectively, all of which was also waived by the Advisor.

Net Investment Income

Our net investment income totaled $380 and $303, respectively ($0.10 and $0.08 per weighted average shares outstanding), for the three months ended June 30, 2018 and 2017.

Net Realized Gain on Investments

For the three months ended June 30, 2018 and 2017 we had net realized gains of $7 and $3, respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2018 and 2017, we had net unrealized appreciation on our portfolio of $846 and $373, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $1,233 and $679 ($0.31 and $0.18 per weighted average shares outstanding), respectively.

Six Months Ended June 30, 2018 and 2017

Investment Income

For the six months ended June 30, 2018 and 2017, total investment income totaled $1,932 and $1,929, respectively, of which $1,057 and $1,324, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $605 and $142, respectively, was attributable to dividend income earned and $35 and $69, respectively, was attributable to amortization of loan origination fees received. For the six months ended June 30, 2018 and 2017, $65 and $0, respectively, of our portfolio interest was attributable to default interest on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan.

For the six months ended June 30, 2018 and 2017, $170 and $394, respectively, of our total investment income constituted PIK interest. As of June 30, 2018, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the six months ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the six months ended June 30, 2018 and 2017. The decrease in investment income was primarily due to the Action Resources investment being on non-accrual, partially offset by an increase in the size of our overall portfolio.

Operating Expenses

Total operating expenses were $1,226 for the six months ended June 30, 2018, and consisted of base management fees of $616 (less a fee waiver of $224), professional fees of $445 and other general and administrative fees of $389. Total operating expenses were $1,168 for the six months ended June 30, 2017, and consisted of base management fees of $486 (less a fee waiver of $124), professional fees of $426 and other general and administrative fees of $380. We did not incur any incentive fees for the six months ended June 30, 2018 or 2017. The increase in operating expenses was primarily driven by an increase in management fees resulting from an increased portfolio size during the six months ended June 30, 2018 as well as our shift to self originated investments, which require additional management and oversight compared to syndicated loans. Our operating expenses were 3.11% and 3.14% of our average net assets for the six months ended June 30, 2018 and 2017, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. The purchases had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired	Amount acquired
Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,500

Impact in 2017
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $224 and $124 for the six months ended June 30, 2018 and 2017, respectively, all of which were also waived by the Advisor.

Net Investment Income

Our net investment income totaled $706 and $761, respectively ($0.18 and $0.20 per weighted average shares outstanding), for the six months ended June 30, 2018 and 2017.

Net Realized Gain (Loss) on Investments

For the six months ended June 30, 2018 and 2017 we had net realized gain (loss) of $46 and ($7), respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the six months ended June 30, 2018 and 2017, we had net unrealized appreciation on our portfolio of $896 and $112, respectively.

Changes in Net Assets from Operations

For the six months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $1,648 and $866 ($0.41 and $0.23 per weighted average shares outstanding), respectively.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $1,163. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We anticipate additional principal repayments from some of our investments in the near term. The decrease in cash of $942 during the six months ended June 30, 2018 was primarily driven by our additional investments in Lone Star Brewery Development, Inc, Ebony Media Holdings, LLC and Langham Creek LLC, offset by the sale of our investments in American Bath Group, LLC and Lionbridge Technologies, Inc. and paydowns of investments in Medi-fare Drug & Pharmaceutical Compounding, LLC. Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of June 30, 2018, 3.38% of our portfolio, excluding our US Government Securities, paid variable rates of interest. An increase in interest rates for any variable rate investments that we hold could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: August 13, 2018	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

