Form 10-Q
period 2018-09-30
Parkview Capital Credit, Inc.
filed 2018-11-13
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 13, 2018.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

September 30, 2018

i

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share information)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled unaffiliated investments (amortized cost $53,137 and $48,780, respectively)	$51,032	$46,582
Controlled investments (amortized cost $10,265 and $5,994, respectively)	11,351	6,162
Affiliated investments (amortized cost $2,427 and $2,170, respectively)	2,233	2,103
Total investments, at fair value (amortized cost $65,829 and $56,944, respectively)	64,616	54,847
Cash and cash equivalents	1,083	2,105
Accounts receivable	13	-
Interest receivable	1,553	766
Dividend receivable	1,443	538
Prepaid expenses and other assets	138	113
Total assets	$68,846	$58,369

Liabilities and stockholders’ equity

Liabilities
Payable for investments purchased	$27,991	$19,502
Accounts payable and accrued expenses	119	52
Due to advisor	-	2
Loan origination fees, net	92	141
Management fees payable	82	79
Total liabilities	28,284	19,776

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	39,928	39,928
Accumulated undistributed net realized gain (loss) on investments	50	(4)
Accumulated undistributed net investment income	1,759	726
Net unrealized depreciation on investments	(1,215)	(2,097)
Total stockholders’ equity	40,562	38,593
Total liabilities and stockholders’ equity	$68,846	$58,369

Net asset value per share	$10.14	$9.65

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Investment income
From non-controlled unaffiliated investments:
Net interest income	$543	$689	$1,705	$2,082
Paid-in-kind interest	92	93	262	487
From controlled investments:
Dividend income	250	91	666	91
From affiliated investments:
Dividend income	97	76	281	218
Total investment income	982	949	2,914	2,878
Operating expenses
Management fees	344	269	960	755
Professional fees	227	200	672	626
General and administrative expenses	222	224	611	604
Total expenses before expense waiver	793	693	2,243	1,985
Waiver of management fees	(139)	(71)	(363)	(195)
Total operating expenses	654	622	1,880	1,790
Net investment income	328	327	1,034	1,088

Realized and unrealized income (loss)
Net realized gain on investments	7	9	53	2
Net change in unrealized (depreciation) appreciation on investments on non-controlled unaffiliated investments	(21)	307	91	363
Net change in unrealized appreciation on investments on controlled investments	7	-	918	-
Net change in unrealized (depreciation) appreciation on investments on affiliated investments	-	-	(127)	56
Total net realized and unrealized (loss) gain on investments	(7)	316	935	421
Net increase in net assets resulting from operations	$321	$643	$1,969	$1,509

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations	$0.08	$0.16	$0.49	$0.39
Weighted average - net investment income per common share	$0.08	$0.08	$0.26	$0.28
Weighted average shares outstanding	4,000,010	4,000,010	4,000,010	3,869,128

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except share information)

	For the Nine Months Ended September 30,
	2018	2017

Increase from operations
Net investment income	$1,034	$1,088
Net realized gain on investments	53	2
Net change in unrealized appreciation on investments	882	419
Net increase in net assets resulting from operations	1,969	1,509

Capital Share Transactions
Issuance of common stock	-	2,000
Net increase in net assets from capital share transactions	-	2,000

Total increase in net assets	1,969	3,509
Net assets at beginning of period	38,593	35,765
Net assets at end of period	$40,562	$39,274

Net asset value per common share	$10.14	$9.82
Common shares outstanding, end of period	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net increase in net assets resulting from operations	$1,969	$1,509
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities
Purchases of investments	(83,387)	(50,031)
Paid-in-kind interest	(262)	(487)
Paydowns of investments	2,410	69
Sales of investments	72,441	44,330
Loan origination fee amortization	(49)	(88)
Net unrealized appreciation on investments	(882)	(419)
Net amortization of premiums on investments	(36)	(64)
Realized loss (gain) on sold/repaid investments	(53)	2
Decrease (increase) in operating assets:
Accounts receivable	(13)	-
Interest receivable	(787)	(246)
Dividend receivable	(905)	(236)
Receivable for investments sold and repaid	-	(986)
Prepaid expenses and other assets	(25)	58
Increase (decrease) in operating liabilities:
Payable for investments purchased	8,489	2,999
Accounts payable and accrued expenses	67	(45)
Due to advisor	(2)	8
Loan origination fees	-	33
Management fees payable	3	3
Net cash used in operating activities	(1,022)	(3,591)

Total decrease in cash	(1,022)	(3,591)
Cash and cash equivalents at beginning of period	2,105	5,491
Cash and cash equivalents at end of period	$1,083	$1,900

Supplemental disclosures of non-cash financing activities
Issuance of common stock	$-	2,000

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

September 30, 2018

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acquisition Date	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	5/6/2016	5/5/2020	3,937	3,889	3,740	9.2%
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	11/11/2016	5/5/2020	1,870	1,870	1,851	4.6%
Ebony Media Holdings, LLC	Media	N/A	(g)	2/20/2017	5/5/2020	2,176	2,176	2,067	5.1%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	11/2/2017	5/5/2020	975	975	975	2.4%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	(j)	3,600	3,600	3,591	8.9%
Total Senior Secured Loans - First Lien							12,510	12,224	30.2%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (e)	Tobacco	N/A	11.00%	2/17/2017	8/17/2022	1,000	993	1,020	2.5%
Action Resources (h)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022	905	905	905	2.2%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021	2,714	2,714	2,226	5.5%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021	2,171	2,171	1,151	2.8%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021	5,180	5,180	5,128	12.6%
Anchor Glass Container Corporation (e)	Manufacturing	1M USD LIBOR + 7.75%	8.75%	12/7/2016	12/7/2024	500	496	341	0.8%
Total Senior Secured Loans - Second Lien							12,459	10,771	26.4%

Portfolio Company (a)(b)	Industry	Dividend Rate	Acquisition Date	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	12/4/2015	2,426,085	2,426	2,232	5.5%
Langham Creek LLC; Common Units	Real Estate	N/A	12/4/2015	1,000	1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A	5/5/2016	50,000	119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5/25/2016	5	58	41	.1%
Transportation Demand Management, LLC; Warrants	Charter Bus Industry	N/A	11/21/2016	34,000	-	5	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A	10/31/2017	(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	6/28/2017	2,914	8,265	8,891	21.9%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	6/28/2017	1,000	2,000	2,460	6.1%
Total Equity Investments					12,869	13,630	33.6%

Portfolio Company (a)(b)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	1.954%	10/4/2018	9/27/2018	28,000,000	27,991	27,991	27,991	69.0%
Total U.S Government Securities						27,991	27,991	69.0%

Total Investments						$65,829	$64,616	159.2%
Liabilities in excess of other assets							(24,054)	(59.2)%
Net assets							$40,562	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018, non-qualifying assets totaled 21.2% of the Company’s total assets.

(b)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2018, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of September 30, 2018, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of September 30, 2018:

	Fair Value at			Accretion	Net realized	Net Change in Unrealized	Fair Value at	For the Nine Months Ended September 30, 2018
Portfolio Company	December 31, 2017	Purchases	Sales and Repayments	of Discount	gain (loss)	Appreciation (Depreciation)	September 30, 2018	Interest Income	Fee Income	Dividend income

Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$4,206	$4,271	$-	$-	$-	$414	$8,891	$-	$-	$666
Lone Star Brewery, Inc.; Common Units	1,956	-	-	-	-	504	2,460	-	-	-
	$6,162	$4,271	$-	$-	$-	$918	$11,351	$-	$-	$666
Affiliated Investment
Langham Creek LLC; Preferred Units	$2,102	$257	$-	$-	$-	$(127)	$2,232	$-	$-	$281
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
	$2,103	$257	$-	$-	$-	$(127)	$2,233	$-	$-	$281

(c)

Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

1M USD LIBOR – The 1 month USD LIBOR rate as of September 30, 2018 is 2.17%.

3M USD LIBOR – The 3 month USD LIBOR rate as of September 30, 2018 is 2.34%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Investment is not self-originated.

(f)	Position or portion thereof unsettled as of September 30, 2018.

(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(h)	Asset is on non-accrual status.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)	As of September 30, 2018, the Company was in negotiations with Medi-fare Drug & Pharmaceutical Compounding, LLC regarding repayment of the principal loan. The maturity date was May 25, 2018 and the loan is currently in default. See “Note I – Subsequent Events” for events that occurred subsequent to September 30, 2018.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2017

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acquisition Date	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	(j)	(j)	5,719	5,649	5,489	14.2%
Ebony Media Holdings, LLC	Media	N/A	(g)	2/20/2017	11/11/2018	2,176	2,176	2,067	5.4%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	11/2/2017	10/31/2018	1,250	1,250	1,250	3.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	5/25/2018	3,763	3,752	3,726	9.7%
Total Senior Secured Loans - First Lien							12,827	12,532	32.5%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (e)	Tobacco	N/A	11.00%	2/17/2017	8/17/2022	1,000	992	1,020	2.6%
Lionbridge Technologies (e)	Translation and Interpretation Services	L + 9.75%	10.80%	2/6/2017	2/28/2025	2,000	1,964	1,970	5.1%
Action Resources (h)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022	905	905	905	2.3%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021	2,714	2,714	2,206	5.7%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021	2,171	2,171	912	2.4%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021	5,102	5,102	4,975	12.9%
American Bath Group, LLC (e)	Manufacturing	L + 9.75%	10.75%	9/30/2016	9/30/2024	2,000	1,932	2,008	5.2%
Anchor Glass Container Corporation (e)	Manufacturing	L + 7.75%	8.75%	12/7/2016	12/7/2024	500	496	507	1.3%
Total Senior Secured Loans - Second Lien							16,276	14,503	37.5%

Portfolio Company (a)(b)	Industry	Dividend Rate	Acquisition Date	Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	12/4/2015	2,168,600	2,169	2,102	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A	12/4/2015	1,000	1	1	.0%
Ebony Media Holdings, LLC; Warrants	Media	N/A	5/5/2016	50000	119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5/25/2016	5	59	49	.1%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	11/21/2016	34,000	-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A	10/31/2017	(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	6/28/2017	1,427	3,994	4,205	10.9%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	6/28/2017	1,000	2,000	1,956	5.1%
Total Equity Investments					8,342	8,313	21.5%

Portfolio Company (a)(b)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	1.085%	1/11/2018	12/28/2017	19,507,000	19,499	19,499	19,499	50.5%
Total U.S Government Securities						19,499	19,499	50.5%

Total Investments						$56,944	$54,847	142.0%
Liabilities in excess of other assets							(16,254)	-42.0%
Net assets							$38,593	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC, Turning Point Brands, Inc. and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, non-qualifying assets totaled 17.0% of the Company’s total assets.

(b)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of December 31, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases	Sales and Repayments	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Fee Income	Dividend income

Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$-	$3,994	$-	$-	$-	$211	$4,205	$-	$-	$209
Lone Star Brewery, Inc.; Common Units	-	2,000	-	-	-	(44)	1,956	-	-	-
	$-	$5,994	$-	$-	$-	$167	$6,161	$-	$-	$209
Affiliated Investment
Langham Creek LLC; Preferred Units	$1,756	$300	$-	$-	$-	$46	$2,102	$-	$-	$293
Langham Creek LLC; Common Units	1	-	-	-	-	-	1	-	-	-
	$1,757	$300	$-	$-	$-	$46	$2,103	$-	$-	$293

(c)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR interest rate floor.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Investment is not self-originated.

(f)	Position or portion thereof unsettled as of December 31, 2017.

(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(h)	Asset is on non-accrual status.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)	The acquisition dates for the Ebony Media $5,719 and $2,176 principal loans are May 5, 2016 and November 11, 2016, respectively. The maturity date for the Ebony Media $3,878 and $1,842 principal loans are May 5, 2020 and November 11, 2018, respectively.

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

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and nine months ended September 30, 2018, the Company recognized PIK income of $92 and $262, respectively. For the three and nine months ended September 30, 2017, the Company recognized PIK income of $93 and $487, respectively.

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

Recent Accounting Pronouncements: In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, ASU 2018-03 became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company notes that this standard did not have any impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which addresses changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty that should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this standard will have on its financial statements.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. The Company intends to distribute at least 90% of its investment company taxable income on an annual basis in order to maintain its qualification as a RIC and to distribute net realized capital gains, if any, at least annually.

The determination of the tax attributes of the distributions is made at the end of the tax year based upon the taxable income for the full tax year and the distributions paid during the full tax year. Distributions paid to stockholders during 2017 were reported as ordinary income. The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

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

In order to meet the diversification tests required to qualify as a RIC, the Company acquires short-term U.S. Treasury Bills. The following purchases of short-term U.S. Treasury bills had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired
Impact in 2018
September 27, 2018	$27,991
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,499

Impact in 2017
September 27, 2017	$14,998
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000

For the three and nine months ended September 30, 2018, the Company incurred management fees of $344 and $960, respectively, gross of the fee waiver of $139 and $363, respectively. For the three and nine months ended September 30, 2017, the Company incurred management fees of $269 and $755, respectively, gross of the fee waiver of $71 and $195, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and nine months ended September 30, 2018 and 2017, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2018 and 2017, the Company did not incur any incentive fees on capital gains.

During the three months ended September 30, 2018 and 2017, the Company reimbursed the Advisor $45 and $43, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. During the nine months ended September 30, 2018 and 2017, the Company reimbursed the Advisor $128 and $115, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. There was $2 accrued to the Advisor as of December 31, 2017. There was no accrual to the Advisor as of September 30, 2018.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$5,133	8%	$4,975	9%
Healthcare	3,632	6%	3,775	7%
Manufacturing	341	1%	2,515	5%
Media	8,633	13%	8,806	16%
Real Estate	13,584	21%	8,264	15%
Specialized Freight Trucking	4,282	6%	4,023	6%
Tobacco	1,020	2%	1,020	2%
Translation and Interpretation Services	-	-	1,970	4%
U.S. Government Securities	27,991	43%	19,499	36%
	$64,616	100%	$54,847	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of September 30, 2018 and December 31, 2017:

September 30, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,510	19%	$12,224	19%
Senior Secured Loans - Second Lien	12,459	18%	10,771	17%
Equity Investments	12,869	20%	13,630	21%
U.S. Government Securities	27,991	43%	27,991	43%
Total	$65,829	100%	$64,616	100%

December 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,827	23%	$12,532	23%
Senior Secured Loans - Second Lien	16,276	28%	14,503	26%
Equity Investments	8,342	15%	8,313	15%
U.S. Government Securities	19,499	34%	19,499	36%
Total	$56,944	100%	$54,847	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,224	$12,224
Senior Secured Loans - Second Lien	-	-	10,771	10,771
Equity Investments	-	-	13,630	13,630
U.S. Government Securities	27,991	-	-	27,991
	$27,991	$-	$36,625	$64,616

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	1,875	-	4,528	6,403
Net realized gain	-	39	-	39
Amortization of premium	34	2	-	36
Paid-in-kind interest	184	78	-	262
Sales	-	(3,935)	-	(3,935)
Paydowns	(2,410)	-	-	(2,410)
Net change in unrealized appreciation	9	84	789	882
Fair value end of period	$12,224	$10,771	$13,630	$36,625

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10	$166	$788	$964

During the nine months ended September 30, 2018, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2017:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	3,167	2,950	5,424	11,541
Net realized gain (loss)	27	(28)	-	(1)
Amortization of premium	49	15	-	64
Paid-in-kind interest	198	289	-	487
Sales	(5,340)	(1,500)	-	(6,840)
Paydowns	(44)	(25)	-	(69)
Net change in unrealized appreciation	27	271	121	419
Fair value end of period	$11,401	$16,805	$7,350	$35,556

The amount of total gains or losses for period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8	$243	$119	$370

During the nine months ended September 30, 2017, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of September 30, 2018:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,224	Market comparables	Market yield (%)	94.4% - 100.2%	97.4%
			EBITDA Multiples (x)	2.8x - 4.0x	3.2x
Senior Secured Loans - Second Lien	$1,361	Market quotes	Indicative Dealer Quotes	67.0% - 102.5%	93.5%
Senior Secured Loans - Second Lien	$9,410	Market comparables	Market yield (%)	39.0% - 102.3%	89.3%
			EBITDA Multiples (x)	0.65x - 12.1x	6.6x
Equity Investments	$13,630	Market comparables	Market yield (%)	83.0% - 123.4%	107.7%
			Book Value Multiples (x)	1.0x -12.1x	1.1x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,532	Market comparables	Market yield (%)	93.9% - 100.3%	97.0%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x
Senior Secured Loans - Second Lien	$5,505	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.1%
Senior Secured Loans - Second Lien	$8,998	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3x
Equity Investments	$8,313	Market comparables	Market yield (%)	23.6% - 144.3%	101.3%
			Book Value Multiples (x)	1.0x -3.8x	1.1x

NOTE F – SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that for the year ended December 31, 2017, one of its portfolio companies, Lone Star Brewery Development, Inc. (“Lone Star”), is a significant subsidiary. Accordingly, unaudited financial information for the three and nine months ended September 30, 2018 has been included below. Since Lone Star was not acquired by the Company until June 29, 2017, the Company has only provided unaudited financial information for the period from June 29, 2017 through September 30, 2017.

	September 30, 2018	December 31, 2017

Balance Sheet
Current assets	$860	$3
Noncurrent assets	$15,726	$18,505
Current liabilities	$5,611	$27,344
Noncurrent liabilities	$19,000	$-
Total deficit	$(8,025)	$(8,836)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the period June 29, 2017 through September 30, 2017

Revenue	$-	$-	$-
Expenses	$883	$3,165	$726
Other income	$-	$368	$-
Net loss	$(883)	$(2,797)	$726

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

In connection with the refinancing of Lone Star’s debt, the Company entered into a Forbearance Letter Agreement (the “Letter Agreement”) with Lone Star’s senior lender, Princeton Capital Corporation (“Princeton”) for a maximum period of two years. During this period, Princeton agreed to forbear from exercising and enforcing certain rights and remedies which it is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of Lone Star if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value of Lone Star if on or after January 1, 2019. In return, Lone Star refinanced out NCC Financial, LLC, the prior senior lender to Lone Star, with BI 28, LLC, as the new lender in the amount of $11,000,000. In addition, Lone Star put $3,248,000 into the project and paid Princeton a forbearance fee at closing of $50,000. In connection with the Letter Agreement, Princeton made a partial release of lien on an approximate three-acre tract of land to a lender with a lien that was senior to Princeton’s lien.

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Per share data
Net asset value, beginning of period	$9.65	$9.41
Results of operations (a)
Net investment income	0.26	0.28
Net realized gain on investments	0.01	-
Net change in unrealized appreciation on investments	0.22	0.11
Net increase in net assets resulting from operations	0.49	0.39
Capital share transactions
Issuance of common stock (b)	-	0.02
Total increase in net assets	0.49	0.41
Net asset value, end of period	$10.14	$9.82

Shares outstanding at end of period	4,000,010	4,000,010
Total return (c)	4.98%	4.02%

Ratio/Supplemental data (d)
Net assets, end of period	40,562	39,274
Ratio of operating expenses to average net assets (e)	4.75%	4.77%
Ratio of net investment income to average net assets	2.61%	2.90%
Portfolio turnover	17.25%	21.65%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.

(b)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(c)	The total return for the nine months ended September 30, 2018 and 2017 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(d)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(e)	The effect of the management fee waiver discussed in Note C is 0.92% and 0.52% for the nine months ended September 30, 2018 and 2017, respectively.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company has a Senior Secured Loan – First Lien investment in Ebony Media Holdings, LLC for a total commitment of $1,000. As of September 30, 2018, the Company has an unfunded commitment of $25 which would be paid out of operating cash.

NOTE I – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements, except for the following:

As previously stated in this report, the initial maturity date of the Company’s first lien senior secured loan to Medi-fare Drug & Pharmaceutical Compounding, LLC (“Medi-fare”) was May 25, 2018.  On June 1, 2018, the Company sent Medi-fare a notice of default under the Loan Agreement (defined below) and extended a 120-day cure period to Medi-fare during which the Company received default interest and Medi-fare was to present a plan for repayment of the principal amount of the loan. Upon expiration of the cure period, due to a continuing conflict between the owners of Medi-fare, the loan was still in default and no repayment plan was presented to the Company.

In connection with the execution of the Senior Secured First Lien Note and Warrant Purchase and Security Agreement, by and between Medi-fare and the Company, dated May 25, 2016 (“Loan Agreement”), and to provide additional guarantees and security for the benefit of the Company, Medi-fare’s owners (“Pledgors”) executed a Pledge Agreement and Securities Control Agreement, dated May 25, 2016 (“Pledge Agreement”), granting the Company an option to transfer the Pledgors’ membership units to the Company in the event of uncured default under the Loan Agreement.

In order to protect its position in Medi-fare and as a result of the continuing default, on October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare.

The exercise of the Company’s rights under the Pledge Agreement was not related to Medi-fare’s operating results, which remain profitable, or its business prospects.  In addition, prior to the default of the first lien senior secured loan, Medi-fare was current in its payments pursuant to the Loan Agreement and paid the Company default interest following the default of such loan.  To preserve and maintain the current status quo of Medi-fare, the Company notified Medi-fare that, for the time being, management shall remain in place, and is expected to continue to operate the business in the same manner as prior to the change in ownership.  Further, the Company notified Medi-fare that no changes or alterations to staffing would be made without the Company’s advice and written consent. The Company also retained consultants to assist Medi-fare in its operations and is conducting a search for one or more individuals to take over the day-to-day management of Medi-Fare.

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

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We have elected to be regulated as a BDC under the 1940 Act and treated as a RIC, for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income.

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

Expenses

All of the investment professionals and staff of our Advisor, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by our Advisor.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $36,625 (excluding $27,991 held in U.S. Treasury Bills) and $35,556 (excluding $14,998 held in U.S. Treasury Bills) in 8 and 12 portfolio companies as of September 30, 2018 and 2017, respectively. Our investment activity (including U.S. Treasury Bills) for the nine months ended September 30, 2018 and 2017 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2018	2017
Amortized cost of investments, beginning	$56,944	$44,036
Cost of investments purchased	83,387	52,031
Paid-in-kind interest	262	487
Proceeds from sales and repayments of investments	(74,839)	(44,399)
Net amortization of premium on investments	36	64
Realized gain (loss) on sold/repaid investments	39	(2)
Amortized cost of investments, ending	$65,829	$52,217

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, and 2017, the investments in our portfolio were purchased at a weighted average price of 100.0% and 99.5% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of September 30, 2018, were 11.1% and 11.3%, respectively, and as of September 30, 2017, were 11.3%, and 11.0%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents approximately 6.6% of our portfolio at fair value as of September 30, 2018.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding the direct originations entered into during the nine months ended September 30, 2018 and the year ended December 31, 2017:

New Direct Originations	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Total commitments (including unfunded commitments)	$-	$9,719
Paid-in-kind interest	-	-
Investment paydowns	-	-
Net direct origination	$-	$9,719

	For the Nine Months Ended		For the Year Ended
	September 30, 2018		December 31, 2017
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$-	-	$3,425	35%
Senior Secured Loans - Second Lien	-	-	-	-
Equity Investments	-	-	6,294	65%
	$-	-	$9,719	100%

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017

Average New Direct Origination Commitment Amount	$-	$2,430
Weighted Average Maturity for New Direct Originations	-	0.86 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	-	9.5%

The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	September 30, 2018		December 31, 2017
Number of Portfolio Companies	6		6
Average Annual EBITDA of Portfolio Companies	$6,870		$7,030
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	6.49	x	5.9	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.8%		11.7%

(1)	Average Leverage Through Tranche of Portfolio Companies-Excluding Equity/Other and Collateralized Securities is 3.14x and 2.89x as of September 30, 2018 and December 31, 2017, respectively, excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$35,264	55%	$29,843	54%
Broadly Syndicated	1,361	2%	5,505	10%
U.S. Government Securities	27,991	43%	19,499	36%
	$64,616	100%	$54,847	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	48,069	74%	42,018	77%
3	12,265	19%	8,806	16%
4	-	-	-	-
5	4,282	7%	4,023	7%
Total	$64,616	100%	$54,847	100%

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

Investment Income

For the three months ended September 30, 2018 and 2017, total investment income totaled $982 and $949, respectively, of which $511 and $670, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $347 and $167, respectively, was attributable to dividend income earned, and $14 and $19, respectively, was attributable to amortization of loan origination fees received. For the three months ended September 30, 2018 and 2017, $18 and $0, respectively, of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan that went into default.

For the three months ended September 30, 2018 and 2017, $92 and $93, respectively, of our total investment income constituted PIK interest. As of September 30, 2018, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the three months ended September 30, 2018. The increase in investment income was primarily due to the dividend income pertaining to the increased number of preferred shares that we own of Lone Star Brewery Development, Inc.

Operating Expenses

Total operating expenses were $654 for the three months ended September 30, 2018 and consisted of base management fees of $344 (less a fee waiver of $139), professional fees of $227 and other general and administrative expenses of $222. Total operating expenses were $622 for the three months ended September 30, 2017 and consisted of base management fees of $269 (less a fee waiver of $71), professional fees of $200 and other general and administrative expenses of $224. We did not incur any incentive fees for the three months ended September 30, 2018 or 2017. The increase in operating expenses was primarily driven by our shift to self-originated investments, which require additional management and oversight compared to syndicated loans. Our operating expenses were 1.65% and 1.66% of our average net assets for the three months ended September 30, 2018 and 2017, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. The purchases had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor.

Date acquired	Amount Acquired
Impact in 2018
September 27, 2018	$27,991
June 28, 2018	$26,993

Impact in 2017
September 27, 2017	$14,998
June 29, 2017	$13,000

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $139 and $71 for the three months ended September 30, 2018 and 2017, respectively, all of which was also waived by the Advisor.

Net Investment Income

Our net investment income totaled $328 and $327, respectively ($.08 and $.08 per weighted average shares outstanding), for the three months ended September 30, 2018 and 2017.

Net Realized Gain on Investments

For the three months ended September 30, 2018 and 2017 we had net realized gains of $7 and $9, respectively, resulting from the sale of investments in our portfolio.

Net Unrealized (Depreciation) Appreciation on Investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2018 and 2017, we had net unrealized (depreciation) appreciation on our portfolio of ($14) and $307, respectively.

Changes in Net Assets from Operations

For the three months ended September 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $321 and $643, ($0.08 and $0.16 per weighted average shares outstanding), respectively.

Nine Months Ended September 30, 2018 and 2017

Investment Income

For the nine months ended September 30, 2018 and 2017, total investment income totaled $2,914 and $2,878, respectively, of which $1,573 and $1,994, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $947 and $309, respectively, was attributable to dividend income earned and $49 and $88, respectively, was attributable to amortization of loan origination fees received. For the nine months ended September 30, 2018 and 2017, $83 and $0, respectively, of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan.

For the nine months ended September 30, 2018 and 2017, $262 and $487, respectively, of our total investment income constituted PIK interest. As of September 30, 2018, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources since the quarter ended March 31, 2017. The increase in investment income was primarily due to the dividend income pertaining to the increased number of preferred shares that we own of Lone Star Brewery Development, Inc.

Operating Expenses

Total operating expenses were $1,880 for the nine months ended September 30, 2018, and consisted of base management fees of $960 (less a fee waiver of $363), professional fees of $672 and other general and administrative expenses of $611. Total operating expenses were $1,790 for the nine months ended September 30, 2017, and consisted of base management fees of $755 (less a fee waiver of $195), professional fees of $626 and other general and administrative expenses of $604. We did not incur any incentive fees for the nine months ended September 30, 2018 or 2017. The increase in operating expenses was primarily driven by our shift to self originated investments, which require additional management and oversight compared to syndicated loans. Our operating expenses were 4.75% and 4.77% of our average net assets for the nine months ended September 30, 2018 and 2017, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. The purchases had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor.

Date acquired	Amount Acquired
Impact in 2018
September 27, 2018	$27,991
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,499

Impact in 2017
September 27, 2017	$14,998
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $363 and $195 for the nine months ended September 30, 2018 and 2017, respectively, all of which were also waived by the Advisor.

Net Investment Income

Our net investment income totaled $1,034 and $1,088, respectively ($0.26 and $0.28 per weighted average shares outstanding), for the nine months ended September 30, 2018 and 2017.

Net Realized Gain on Investments

For the nine months ended September 30, 2018 and 2017 we had net realized gain of $53 and $2, respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended September 30, 2018 and 2017, we had net unrealized appreciation on our portfolio of $882 and $419, respectively.

Changes in Net Assets from Operations

For the nine months ended September 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $1,969 and $1,509, ($0.49 and $0.39 per weighted average shares outstanding), respectively.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Such hedging activities, which would be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We would bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. Since inception, we have not entered into any hedging transactions. We have not employed any hedging activities since inception.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $1,083. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We anticipate additional principal repayments from certain of our investments in the near term. The decrease in cash of $1,022 during the nine months ended September 30, 2018 was primarily driven by our additional investments in Lone Star Brewery Development, Inc, Ebony Media Holdings, LLC and Langham Creek LLC, offset by the sale of our investments in American Bath Group, LLC and Lionbridge Technologies, Inc. and paydowns of investments in Medi-fare Drug & Pharmaceutical Compounding, LLC. Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests. To date, we have not incurred any leverage.

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

At an in person meeting held on August 8, 2018, the Board, including all of the directors that are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, of the Company and the Advisor, unanimously voted to approve the continuation and renewal of the Advisory Agreement through August 13, 2019.

In reaching a decision to approve the continuation and renewal of the Advisory Agreement, the Board, assisted by the advice of counsel, requested and received information from the Advisor that the Board believed relevant, including, among other things, the following: (1) the nature, extent and quality of services performed by the Advisor, including the investment performance of the Company and the Advisor,  as compared to similarly-structured registered investment companies and business development companies; (2) the costs of providing services to the Company; (3) the profitability of the relationship between the Company and the Advisor; (4) comparative information on fees and expenses borne by other comparable registered investment companies and business development companies; (5) the extent to which economies of scale would be realized as the Company grows and whether fee levels reflect these economies of scale for the benefit of the Company’s investors; and (6) various other factors.

The Board’s decision to renew the Advisory Agreement was not based on any single factor, but rather was based on a comprehensive consideration of the information provided to the Board as well as other information received in meetings throughout the year.  Among other factors, the Board considered and evaluated the following information:

Nature, Extent and Quality of Services and Performance

The Board reviewed and considered the nature, extent and quality of the services provided by the Advisor under the Advisory Agreement. Among other things, the Board reviewed the most recent Form ADV for the Advisor as well as information about the background and experience of the staff and personnel of the Advisor primarily responsible for the day-to-day portfolio management of the Company. The Board also evaluated the ability of the Advisor to attract and retain high-caliber professional employees. In addition, the Board reviewed information about the Advisor’s investment process, its financial stability, investment and risk management programs and legal and compliance programs of the Advisor.

The Board also reviewed and considered the Company’s performance results in terms of both (1) changes in the net asset value of the Company and (2) total returns to stockholders, for the period from the Company’s inception through a recent date, and considered such performance in light of the Company’s investment objective, strategies and risks. The Board also considered and discussed these results in comparison to the performance results of similarly-structured business development companies. The Board noted that the relative performance of the Company and comparable companies was affected by the Company’s lower capital base.

Investment Advisory Fee Rates and Total Expense Ratio

The Board then reviewed and considered the advisory fee rates, including the base management fee and incentive fees, payable by the Company to the Advisor under the Advisory Agreement and the total expense ratio of the Company during the last year. Additionally, the Board received and considered information comparing the advisory fee rates and total expense ratio of the Company with those of comparable companies (on an annualized basis).

The Board noted that the Company’s advisory fee rates generally were comparable to and within the range of those paid by comparable companies. In reviewing such information, the Board noted that the Company’s investment strategy is in most cases different from that pursued by comparable companies and requires a different set of skills to implement. The Board additionally considered that the comparisons of the total expense ratios to comparable companies were not as meaningful, as the Company’s total assets are significantly less than the assets of many of the comparable companies.

Based on its review, the Board concluded that each of the Company’s advisory fee rates and total expense ratio is fair and reasonable in light of the services provided to the Company and other factors considered.

Profitability

The Board also considered a profitability analysis of the Advisor with respect to the Company and the changes in such profitability over time. The Board concluded that, in light of the costs of providing investment advisory services to the Company, the Advisor’s profitability was not excessive.

Economies of Scale

The Board also considered information regarding whether the Advisory Agreement adequately addresses economies of scale with respect to providing advisory services to the Company. The Board considered that the costs associated with managing a larger pool of investments in portfolio companies in which the Company invests would be expected to require additional investment resources, including personnel, but these resources may not be significant in light of the Advisor’s current personnel and resources Based on the foregoing, the Board concluded that there is an opportunity for the Company to realize significant economies of scale in future periods.

Other Benefits

The Board considered other benefits to the Advisor derived from its relationship with the Company. Based on information provided by the Advisor, the Board concluded that these benefits were not material.

Based on the information reviewed and the discussions detailed above, the Board reached a determination, through the exercise of its business judgment, that the compensation payable to the Advisor pursuant to the Advisory Agreement was fair and reasonable in light of the services to be provided to the Company by the Advisor and other factors considered and that the Company should continue to benefit from, the nature, extent and quality of services provided to the Company by the Advisor.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of September 30, 2018, 3.4% of our portfolio, excluding our US Government Securities, paid variable rates of interest. An increase in interest rates for any variable rate investments that we hold could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018, except as noted below.

The Guaranty we entered into in connection with the refinancing of Lone Star’s senior debt could  materially and adversely affect our liquidity, which could harm our operating results.

On February 16, 2018, Lone Star entered into a loan agreement (the “Loan Agreement”) with BI 28 LLC (the “Lender”), a subsidiary of BridgeInvest. In connection with the Loan Agreement, the Lender required that the Company guarantee the performance of Lone Star under the terms of the Loan Agreement. On February 8, 2018, the Board of Directors of the Company authorized the Company to enter into a Guaranty, whereby the Company agreed to guarantee to the Lender the performance of Lone Star under the Loan Agreement. The loan has an 18-month term, which term can be extended by an additional six months. Assuming the Loan has a duration of two years, the Company’s aggregate obligation as a result of its 100% ownership of Lone Star would be $14,300, which includes interest payments and repayment of principal. If Lone Star defaults under the Loan Agreement, the Lender could avoid judicial procedures and declare all amounts outstanding under the Guaranty immediately due and payable, and require us to fulfill our obligations to make such payments.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: November 13, 2018	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)