Form 10-K
period 2018-12-31
Parkview Capital Credit, Inc.
filed 2019-04-01
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filers”, “accelerated filers”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 there were approximately 4,000,000 shares of common stock of Parkview Capital Credit, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $40,240,000, assuming a market value of $10.06 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on April 1, 2019.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2019 annual stockholders’ meeting, which is expected to be filed no later than April 30, 2019, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

i

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

We seek to maximize the total return to our stockholders by:

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

Because we have elected to be regulated as a BDC and treated as a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.”

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

Our Portfolio

As of March 29, 2019, our investment portfolio (excluding our investment in U.S. Treasury Bills), on a principal basis, totaled approximately $37.7 million and consisted of approximately $12.8 million, or 34.0%, in first lien senior secured debt, approximately $11.5 million, or 30.5%, in second lien senior secured debt and approximately $13.4 million, or 35.5%, in equity investments.

The following is our investment portfolio as of April 1, 2019 (in thousands):

Portfolio Company	Industry	Security Type	Amortized Cost
Action Resources	Specialized Freight Trucking	Second lien senior secured term loan and common units	$5,790
Anchor Glass Container Corporation	Manufacturing	Second lien senior secured term loan	497
Ebony Media Holdings, LLC	Media	First lien senior secured term loans and warrants	9,253
Lone Star Brewery Development, Inc.	Real Estate	Preferred and common units	10,406
Langham Creek LLC	Real Estate	Preferred and common units	2,427
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	First lien senior secured term loan, warrants and membership interests	4,052
Transportation Demand Management, LLC	Charter Bus Industry	Second lien senior secured term loan and warrants	5,206
			$37,631

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

Our Advisor has its headquarters at Two Post Oak Center, 1980 Post Oak Boulevard, 15th Floor, Houston, Texas 77056.

The Board of Directors

Our board of directors (the “Board”) has ultimate authority as to our investments, but it has delegated authority to our Advisor to select and monitor our investments, subject to the supervision of the Board. Pursuant to our amended and restated articles of incorporation (the “Charter”), the Board currently consists of five members, a majority of whom are not “interested persons” of the Company, of our Advisor or of any of their respective affiliates, as defined in the 1940 Act (the “Independent Directors”). Pursuant to our Charter, our Board is divided into three classes. At each annual meeting, directors are elected for staggered terms of three years, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Any director may resign at any time and our Charter provides that a director may be removed only for cause, as defined in our Charter, and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast in the election of directors.

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

Our Advisor will not assume any responsibility to us other than to render the services described in, and on the terms of, the Advisory Agreement, and will not be responsible for any action of our Board in declining to follow the advice or recommendations of our Advisor. Under the terms of the Advisory Agreement, and absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Advisor (and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with our Advisor) shall not be liable to us for any action taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Advisory Agreement, or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We shall, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was a member, manager, officer, employee, agent, controlling person of our Advisor or any other person or entity affiliated with our Advisor, on the same general terms set forth in our Charter.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	47,050	75%	42,018	77%
3	12,494	20%	8,806	16%
4	-	-	-	-
5	3,312	5%	4,023	7%
Total	$62,856	100%	$54,847	100%

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

Competition

Our primary competitors provide financing to lower middle-market companies, and include public and private funds, including other BDCs, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC.

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

We, either directly or through reimbursement to our Advisor, bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;

●	calculating our net asset value (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;

●	the costs of the offerings of common shares and other securities, if any;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration reimbursements payable under the Advisory Agreement;

●	debt service and other costs of borrowings or other financing arrangements;

●	the allocated costs incurred by our Advisor in providing managerial assistance to those portfolio companies that request it;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging, when utilized;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments;

●	direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are contractors of our Advisor or an affiliate, pursuant to the terms of the Advisory Agreement. Except for Mr. Jacobson, our Chief Financial Officer and Treasurer, and Ms. Hart, our Chief Compliance Officer, both of whom have been contracted by our Advisor to provide services on our behalf, only our chief executive officer is employed by our Advisor or its affiliates. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor or its affiliates.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As a BDC, we are also required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets we have, we are able to borrow or issue senior securities in the amount of $100. See “Limitations on Leverage” for a discussion regarding recent revisions related to these limitations.

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

We may invest up to 100% of our assets in securities acquired directly from, or loans originated directly to, issuers in privately-negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio will be subject to diversification requirements by virtue of our status as a RIC for U.S. tax purposes; the related requirements are set forth below.

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

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors – Risks Relating to our Business and Structure – We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. See “Limitations on Leverage.” In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

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

Compliance Policies and Procedures

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting. Depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to be Taxed as a RIC

As a BDC, we elected and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our tax year ending June 30, 2017 and thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we continue to:

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). The Company paid excise tax of approximately $6 for the year ended December 31, 2018. No excise taxes were accrued for the years ended December 31, 2018, 2017, and 2016.

To qualify as a RIC for federal income tax purposes, we must, among other things:

●	continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	meet the Annual Distribution Requirement;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

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

Failure to Qualify as a RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain corporate-level federal taxes or to dispose of certain assets). If we were unable to qualify for treatment as a RIC and are unable to cure the failure, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions may be eligible for the preferential maximum rate applicable to individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. If we fail to qualify as a RIC for two or more taxable years we may be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

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

In general, individual U.S. stockholders currently are generally subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. However, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

Tax Treatment of Certain Expenses

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for the taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future. We do not expect our stock to be beneficially owned by 500 or more persons.

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

Backup Withholding

We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 24%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Reportable Transactions Reporting

If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more in a single year ($4 million or more in any combination of tax years) for an individual stockholder or $10 million or more in a single year ($20 million or more in any combination of tax years) for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

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

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder may be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To claim the credit or the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

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

For the year ended December 31, 2018, approximately 15% of our total investment income consisted of PIK interest. Because PIK interest and any OID or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

For the year ended December 31, 2018, approximately 15% of our total investment income consisted of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest has the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Advisor is based on the value of our gross assets, the receipt by us of PIK interest results in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest causes such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Advisor.

We are controlled by a small number of stockholders, each of whom have the ability to control or significantly influence our operations.

As of April 1, 2019, GrayCo Alternative Partners II, LP, a private fund managed by Consequent Capital Management, LLC, owns approximately 62.5% of our issued and outstanding common stock. A second investor, District 1199J New Jersey Healthcare Employers Pension Fund, owns approximately 32.5% of our issued and outstanding common stock. While we are engaged in a private offering of shares and anticipate accepting subscriptions from additional investors, there can be no assurances that additional subscriptions will be received and accepted. Unless and until we raise significantly more capital in our private offering, GrayCo Alternative Partners II, LP will maintain a controlling interest in our operations and District 1199J New Jersey Healthcare Employers Pension Fund will have the ability to significantly influence our operations.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Advisor to other types of investments in which our Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of our stockholders’ investment.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged, and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk. While our investments will generally not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. See “Item 1.Business—Regulation as a Public Business Development Company—Limitations on Leverage.” If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

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

Our Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, and such compensation arrangements may induce our Advisor to make speculative investments or incur debt.

Our Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to any private or public offerings of equity by us, which allow our Advisor to earn increased management fees.

Further, the incentive fee payable by us to our Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisor is determined may encourage our Advisor to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our average gross assets, which would include any borrowings for investment purposes, may encourage our Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Risks Related to Business Development Companies

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2018, 80% of our total assets are qualifying assets.

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

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, meets the requirements under the 1940 Act. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We may utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our board of directors, including a majority of the independent members of our board of directors, determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including our stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares in our private offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

As of December 31, 2018, we wholly own two of our portfolio companies, which may place additional time constraints on our management and distract them from our principal investment strategy of making debt investments in lower middle market companies.

As of December 31, 2018, two of our portfolio companies, Lone Star and Medi-fare, are wholly owned and operated by us. Lone Star and Medi-fare operate in different industries and require significantly different services from us in order to maintain their operations. Operating a business requires different skills and expertise than being a lender to such companies. In addition, operating Lone Star and Medi-fare requires a significant amount of time and attention from our management, which takes away from their ability to raise capital and locate attractive investment opportunities in middle market companies.

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

The value of our portfolio securities may not have a readily available market price, and in such a case, we will value these securities at fair value as determined in good faith by the Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

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

Our investments are selected by our Advisor’s investment professionals, subject to the approval of its Investment Committee, and our stockholders will not have input into our investment decisions. These factors increase the uncertainty, and possibly also the risk, of investing in our common stock as compared with an established portfolio and operating history. Depending on the size of a subscription received in our private offering, we anticipate that it may take three to six months to deploy substantially all of such proceeds in accordance with our investment objective and pursuant to our investment strategies. Pending these investments, we intend to temporarily invest the net proceeds from our private offering in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment. We expect these temporary investments to earn yields substantially lower than the income we expect to receive from our targeted investments in lower middle-market companies.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Because we likely will not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) to our portfolio companies will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in. As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

We will be exposed to risks associated with changes in interest rates.

From time to time our portfolio includes debt investments based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

On February 16, 2018, Lone Star entered into a loan agreement (the “Loan Agreement”) with BI 28 LLC (the “Lender”), a subsidiary of BridgeInvest. In connection with the Loan Agreement, the Lender required that the Company guarantee the performance of Lone Star under the terms of the Loan Agreement. On February 8, 2018, the Board authorized the Company to enter into a Guaranty, whereby the Company agreed to guarantee to the Lender the performance of Lone Star under the Loan Agreement. The loan has an 18-month term, which term can be extended by an additional six months. Assuming the Loan has a duration of two years, the Company’s aggregate obligation as a result of its 100% ownership of Lone Star would be $14,300, which includes interest payments and repayment of principal. If Lone Star defaults under the Loan Agreement, the Lender could avoid judicial procedures and declare all amounts outstanding under the Guaranty immediately due and payable, and require us to fulfill our obligations to make such payments.

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

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Holders

Set forth below is a chart describing the classes of our securities outstanding as of April 1, 2019:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	50,000,000	—	4,000,010
Preferred Stock	10,000,000	—	—

As of April 1, 2019, we had 4 record holders of our common stock.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, as determined by our Board in its discretion. On December 26, 2018, our Board authorized the declaration of a cash distribution of approximately $350,000 for the fiscal year ended December 31, 2018 , an amount equal to $0.09 per share of common stock, that was paid to the Company’s stockholders on December 28, 2018. For the fiscal year ended December 31, 2017, our Board authorized the declaration of a cash distribution of approximately $661,000, an amount equal to $0.17 per share of common stock, which was paid to the Company’s stockholders on December 21, 2017. For the fiscal year ended December 31, 2016, our Board authorized the declaration of a cash distribution of approximately $1.1 million, an amount equal to $0.28 per share of common stock, which was paid to the Company’s stockholders on December 21, 2016.

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

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2018, 2017, 2016, and 2015, and for the period from November 25, 2014 (date of inception) to December 31, 2014 is derived from our financial statements which have been audited by Mazars USA LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,				For the Period From November 25, 2014 (date of inception) to December 31,
	2018	2017	2016	2015	2014

Investment income	$4,299	$3,866	$3,592	$863	$-
Operating expenses
Total expenses	2,954	2,665	2,436	1,118	67
Less: Waiver of management fees	(504)	(281)	(142)	-	-
Total operating expenses (a)	2,450	2,384	2,294	1,118	67
Net investment income (loss)	1,849	1,482	1,298	(255)	(67)
Total net realized and unrealized gain (loss)	(602)	7	(1,870)	(264)	-
Net increase (decrease) in net assets resulting from operations	$1,247	$1,489	$(572)	$(519)	$(67)
Per share information - basic and diluted
Net investment income (loss) (b)	$0.46	$0.38	$0.34	$(0.11)	(e)
Net increase (decrease) in net assets resulting from operations (b)	$0.31	$0.38	$(0.15)	$(0.23)	(e)
Distributions declared (c)	$0.09	$0.17	$0.28	$-	$-
Balance sheet data:
Total assets	$67,680	$58,369	$48,125	$39,106	$-
Total net assets	$39,490	$38,593	$35,765	$37,414	$(67)
Other data:
Total return based on net asset value (d)	3.19%	4.01%	-1.56%	-1.37%	(e)
Number of portfolio company investments at period end	7	10	11	8	-
Total portfolio investments for the period	$34,864	$35,349	$29,955	$25,500	$-
Proceeds from sales and prepayments of investments	$103,898	$61,429	$37,108	$1,098	$-

a.	For the year ended December 31, 2016, total operating expenses included a provision for taxes in the amount of $31.

b.	For 2018, 2017 and 2016, the per share data was derived by using the weighted average shares outstanding during the period. Per share information for 2015 was calculated using weighted average shares outstanding from commencement of operations on April 24, 2015 through December 31, 2015.

c.	The per share data for distributions reflects the actual amount of distributions declared and paid per share during the applicable period.

d.	The total return for the years ended December 31, 2018, 2017 and 2016 were calculated by taking the net income (loss) of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the common stock issued during the period.

e.	Information was not calculated for the period from November 25, 2014 (date of inception) to December 31, 2014 as the Company had not yet commenced principal operations.

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

Overview

We were incorporated under the laws of the State of Maryland on November 25, 2014. We have elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC, for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	organization expenses;

●	calculating our net asset value (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our Advisor, its investment professionals, or payable to third parties, performing due diligence on prospective portfolio companies;

●	the costs of the offerings of common shares and other securities, if any;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration reimbursements payable under our Advisory Agreement;

●	debt service and other costs of borrowings or other financing arrangements;

●	the allocated costs incurred by our Advisor in providing managerial assistance to those portfolio companies that request it;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging, when utilized;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments;

●	direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $34,864 (excluding $27,992 held in U.S. Treasury Bills) and $35,348 (excluding $19,499 held in U.S. Treasury Bills) in 7 and 10 portfolio companies as of December 31, 2018 and 2017, respectively. Our investment activity for the years ended December 31, 2018 and 2017 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	2018	2017
Amortized cost of investments, beginning	$56,944	$44,036
Cost of investments purchased	111,729	73,651
Paid-in-kind interest	355	581
Proceeds from sales and repayments of investments	(103,898)	(61,429)
Net amortization/accretion of premium/discounts on investments	425	84
Realized loss on sold/ repaid investments	68	21
Amortized cost of investments, ending	$65,623	$56,944

Refer to “Part II. Item 8. Financial Statements and Supplementary Data – Note E” of this annual report on Form 10-K for a summary of the composition of our portfolio at amortized cost and fair value as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the investments in our portfolio were purchased at a weighted average price of 99.9% and 99.6% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of December 31, 2018, were 9.6% and 9.9%, respectively, and as of December 31, 2017, were 9.9% and 10.0%, respectively.

Our investments in Action Resources have been on non-accrual since the quarter ended June 30, 2017. Action Resources represents 5.3% of our portfolio at fair value as of December 31, 2018.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. The following tables present certain selected information regarding our direct originations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
New Direct Originations	2018	2017
Total commitments (including unfunded commitments)	$-	$9,719
Paid-in-kind interest	-	-
Investment paydowns	-	-
Net direct origination	$-	$9,719

	For the Year Ended December 31,
	2018		2017
	Commitment		Commitment
New Direct Originations by Asset Class	Amount	Percentage	Amount	Percentage
Senior Secured Loans - First Lien	$-	-	$3,425	35%
Senior Secured Loans - Second Lien	-	-	-	-
Equity Investments	-	-	6,294	65%
	$-	-	$9,719	100%

	For the Year Ended December 31,
	2018	2017
Average New Direct Origination Commitment Amount	$-	$2,430
Weighted Average Maturity for New Direct Originations		0.86 years
Gross Portfolio Yield (based on amortized cost) of New Direct Originations Funded during Period	-	9.5%

The following table presents certain selected information regarding our direct originations as of December 31, 2018 and 2017:

Characteristics of All Direct Originations held in Portfolio	December 31, 2018		December 31, 2017
Number of Portfolio Companies	6		6
Average Annual EBITDA of Portfolio Companies	$6,900		$7,030
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	6.5	x	5.9	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.8%		11.7%

(1) Average Leverage Through Tranche of Portfolio Companies - Excluding Equity-Other and Collateralized Securities is 3.10x and 2.9x as of December 31, 2018 and 2017, respectively, excluding the securities that are currently on non-accrual.

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

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies:

	December 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$34,553	55%	$29,843	54%
Broadly Syndicated	311	0%	5,505	10%
U.S. Government Securities	27,992	45%	19,499	36%
	$62,856	100%	$54,847	100%

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

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Investment Income

For the years ended December 31, 2018, 2017 and 2016, total investment income totaled $4,299, $3,866 and $3,592 respectively, of which $2,572, $2,673 and $2,397, respectively, was attributable to portfolio interest (excluding PIK and default interest) earned on our first and second lien senior secured loans, $1,310, $506, and $268 respectively, was attributable to dividend income earned and $62, $106, and $106 respectively, was attributable to amortization of loan origination fees received. For the years ended December 31, 2018, 2017 and 2016, $111, $0, and $0, respectively, of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan that went into default on May 25, 2018. The slight increase in investment income was due to the interest and dividends being calculated on higher principal investment balances.

For the years ended December 31, 2018, 2017 and 2016, $355, $581 and $821 of our total investment income constituted PIK interest. As of December 31, 2018, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017. As of December 31, 2017, four of our investments paid a portion of its interest payment in the form of PIK interest. As of December 31, 2016, one of our investments paid a portion of its interest payment in the form of PIK interest.

Operating Expenses

Total operating expenses were $2,450 for the year ended December 31, 2018 and consisted of Management Fees of $1,307 (less a fee waiver of $504), professional fees of $848, and other general and administrative expenses of $799. Total operating expenses were $2,384 for the year ended December 31, 2017 and consisted of Management Fees of $1,039 (less a fee waiver of $281), professional fees of $854, and other general and administrative expenses of $722. Total operating expenses were $2,294 for the year ended December 31, 2016 and consisted of Management Fees of $922 (less a fee waiver of $142), professional fees of $773, other general and administrative expenses of $710 and provision for taxes of $31. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

We did not incur any Incentive Fees for the years ended December 31, 2018, 2017 and 2016. Our operating expenses were 6.29%, 6.41% and 6.27%of our average net assets for the years ended December 31, 2018, 2017 and 2016, respectively. As we execute on our strategy, we expect our operating expenses as a percentage of our average net assets to decrease.

In order to meet the diversification tests required to qualify as a RIC, the Company acquired the following in face value of short-term U.S. Treasury Bills:

Date acquired
December 27, 2018	$28,000
September 27, 2018	$28,000
June 28, 2018	$27,000
March 29, 2018	$22,000
December 28, 2017	$19,500
September 27, 2017	$15,000
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000
June 28, 2016	$10,000
March 31, 2016	$12,500

These transactions had the effect of increasing management fees payable to the Advisor in an amount of $504, $281, $142 for the years ended December 31, 2018, 2017 and 2016 respectively, all of which were also waived by the Advisor.

Net Investment Income

Our net investment income totaled $1,849, $1,482 and $1,298, respectively ($0.46, $0.38 and $0.34 per weighted average shares outstanding), for the years ended December 31, 2018, 2017 and 2016.

Net Realized Gain (Loss) on Investments

For the years ended December 31, 2018, 2017 and 2016, we had net realized gains (losses) of $68, $21 and ($34), respectively, resulting from the sale of investments in our portfolio.

Net Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2018, 2017 and 2016, we had net unrealized depreciation of ($670), ($14) and ($1,836), respectively. The majority of the unrealized depreciation in 2018 stemmed from overall declines in the general market, which in turn put pressure on the market based comparables we use to value our portfolio.

Changes in Net Assets from Operations

For the year ended December 31, 2018, we recorded a net increase in net assets resulting from operations of $1,247, which is equal to $0.31 per share calculated using weighted average shares outstanding. For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $1,489, which is equal to $0.38 per share calculated using weighted average shares outstanding. For the year ended December 31, 2016, we recorded a net decrease in net assets resulting from operations of $(572), which is equal to ($0.15) per share calculated using weighted average shares outstanding.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018, and 2017, we had cash and cash equivalents of approximately $1,150 and $2,105, respectively. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. The decrease in cash of $955 was primarily driven by our additional investments in Lone Star Brewery Development, Inc., Langham Creek LLC and Ebony Media Holdings, LLC, offset by the sale of our investments in American Bath Group, LLC, Lionbridge Technologies, Inc., and Turning Point Brands, Inc. On December 26, 2018, our board of directors authorized the declaration of a cash distribution of approximately $350,000 for the fiscal year ended December 31, 2018 , an amount equal to $0.09 per share of common stock, that was paid to the Company’s stockholders on December 28, 2018.

Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our status as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board determines that leveraging our portfolio would be in our best interests.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part II. Item 8. Financial Statements and Supplementary Data-Note B” of this annual report on Form 10-K for a description of the summary of significant accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of December 31, 2018, 6.8% of our portfolio, excluding our US Government Securities, paid variable rates of interest. An increase in interest rates for any variable rate investments that we hold could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Parkview Capital Credit, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Parkview Capital Credit, Inc. (the “Company”), including the schedule of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2018, and financial highlights for each of the four years in the four-year period ended and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2018, and financial highlights for each of the four years in the four-year period ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2018 and 2017, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2015.

New York, New York

April 1, 2019

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share information)

	December 31,	December 31,
	2018	2017

Assets
Investments at fair value
Non-controlled unaffiliated investments (amortized cost $48,738 and $48,780, respectively)	$45,474	$46,582
Controlled affiliated investments (amortized cost $14,458 and $5,994, respectively)	15,246	6,162
Affiliated investments (amortized cost $2,427 and $2,170, respectively)	2,136	2,103
Total investments, at fair value (amortized cost $65,623 and $56,944, respectively)	62,856	54,847
Cash and cash equivalents	1,150	2,105
Accounts receivable	5	-
Interest receivable	1,714	766
Dividend receivable	1,797	538
Prepaid expenses and other assets	158	113
Total assets	$67,680	$58,369

Liabilities and stockholders’ equity

Liabilities
Payable for investments purchased	27,992	$19,502
Accounts payable and accrued expenses	31	52
Amount due to advisor	4	2
Loan origination fees, net	79	141
Management fees payable	84	79
Total liabilities	28,190	19,776

Commitments and contingencies (see note I)

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at December 31, 2018 and 2017, respectively	40	40
Additional paid-in capital	39,910	39,928
Accumulated undistributed net realized gain (loss) on investments	64	(4)
Accumulated undistributed net investment income	2,243	726
Net unrealized depreciation on investments	(2,767)	(2,097)
Total stockholders’ equity	39,490	38,593
Total liabilities and stockholders’ equity	$67,680	$58,369

Net asset value per share	$9.87	$9.65

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share information)

	For the Years Ended December 31,
	2018	2017	2016

Investment income
From non-controlled/ unaffiliated investments:
Net interest income	$1,806	$2,779	$2,503
Paid-in-kind interest	221	581	821
Dividend income	11	4	-
From controlled investments:
Net interest income	828	-	-
Paid-in-kind interest	134	-	-
Dividend income	920	209	268
From affiliated investments:
Dividend income	379	293	-
Total investment income	4,299	3,866	3,592
Operating expenses
Management fees	1,307	1,039	922
Professional fees	848	854	773
General and administrative expenses	799	772	710
Total expenses before expense waiver and provision for taxes	2,954	2,665	2,405
Waiver of management fees	(504)	(281)	(142)
Provision for taxes	-	-	31
Total operating expenses	2,450	2,384	2,294
Net investment income	1,849	1,482	1,298

Realized and unrealized income (loss)
Net realized gain (loss) on investments	68	21	(34)
Net change in unrealized (depreciation) appreciation on investments on non-controlled unaffiliated investments	(1,102)	199	(1,948)
Net change in unrealized appreciation (depreciation) on investments on controlled investments	657	(167)	-
Net change in unrealized (depreciation) appreciation on investments on affiliated investments	(225)	(46)	112
Net change in unrealized depreciation on investments	(670)	(14)	(1,836)
Total net realized and unrealized gain (loss) on investments	(602)	7	(1,870)
Net increase (decrease) in net assets resulting from operations	$1,247	$1,489	$(572)

Per share information - basic and diluted
Weighted average - net increase (decrease) in net assets resulting from operations	$0.31	$0.38	$(0.15)
Weighted average - net investment income per common share	0.46	0.38	0.34
Weighted average shares outstanding	4,000,010	3,902,208	3,800,010

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Increase (Decrease) from operations
Net investment income	$1,849	$1,482	$1,298
Net realized gain (loss) on investments	68	21	(34)
Net change in unrealized depreciation on investments	(670)	(14)	(1,836)
Net increase (decrease) in net assets resulting from operations	1,247	1,489	(572)

Stockholder distributions
Distributions from net investment income	(350)	(661)	(1,077)
Net decrease in net assets from stockholder distributions	(350)	(661)	(1,077)

Capital Share Transactions
Issuance of common stock	-	2,000	-
Net increase in net assets from capital share transactions	-	2,000	-

Total increase (decrease) in net assets	897	2,828	(1,649)
Net assets at beginning of period	38,593	35,765	37,414
Net assets at end of period	39,490	38,593	35,765

Net asset value per common share	$9.87	$9.65	$9.41
Common shares outstanding, end of period	4,000,010	4,000,010	3,800,010

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,247	$1,489	$(572)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities
Purchases of investments	(111,729)	(71,650)	(54,563)
Paid-in-kind interest	(355)	(581)	(821)
Paydowns of investments	2,458	107	586
Sales of investments	101,440	61,322	36,522
Loan origination fee amortization	(62)	(158)	(106)
Net unrealized depreciation on investments	670	14	1,836
Net amortization/accretion of premiums/discounts on investments	(425)	(84)	(48)
Realized (loss) gain on sold/repaid investments	(68)	(21)	34
Decrease (increase) in operating assets:
Accounts receivable	(5)	-	26
Interest receivable	(948)	(428)	(215)
Dividend receivable	(1,259)	(361)	(157)
Receivable for investments sold and repaid	-	9	949
Prepaid expenses and other assets	(45)	43	(35)
Increase (decrease) in operating liabilities:
Payable for investments purchased	8,490	7,503	10,527
Accounts payable and accrued expenses	(21)	(18)	44
Due to advisor	2	2	-
Loan origination fees	-	84	191
Management fees payable	5	3	12
Net cash used in operating activities	(605)	(2,725)	(5,790)

Cash flows from financing activities
Stockholder distributions	(350)	(661)	(1,077)
Net cash used in financing activities	(350)	(661)	(1,077)

Total decrease in cash	(955)	(3,386)	(6,867)
Cash at beginning of period	2,105	5,491	12,358
Cash at end of period	$1,150	$2,105	$5,491

Supplemental disclosures of cash flow information
Cash paid during year for income taxes	$-	$-	$84

Supplemental disclosures of non-cash financing activities
Issuance of common stock	$-	$2,000	$-

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2018

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate		Acquisition Date	Maturity Date		Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK		5/5/2016	5/5/2020		3,957	3,917	3,878	9.8%
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK		11/11/2016	5/5/2020		1,880	1,880	1,842	4.7%
Ebony Media Holdings, LLC	Media	N/A		(g)	2/17/2017	5/5/2020		2,176	2,176	1,850	4.7%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%		11/2/2017	5/5/2020		1,161	1,161	1,161	2.9%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK		5/25/2016		(j)	3,612	3,612	3,612	9.1%
Total Senior Secured Loans - First Lien									12,746	12,343	31.2%

Senior Secured Loans - Second Lien
Action Resources (h)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK		9/8/2015	4/29/2022		905	905	891	2.3%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK		9/8/2015	8/31/2021		2,714	2,714	2,226	5.6%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK		9/8/2015	8/31/2021		2,171	2,171	195	.5%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK		11/21/2016	10/1/2021		5,206	5,206	5,128	13.0%
Anchor Glass Container Corporation (e)	Manufacturing	1M USD LIBOR + 7.75%	8.75%		12/7/2016	12/7/2024		500	497	311	.8%
Total Senior Secured Loans - Second Lien									11,493	8,751	22.2%

Portfolio Company (a)(b)	Industry	Dividend Rate	Acquisition Date	Number of Shares/ Interests		Amortized Cost	Fair Value (d)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	12/4/2015	2,426,085		2,426	2,135	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A	12/4/2015	1,000		1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A	5/5/2016	50,000		119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5/25/2016	5		59	8	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	Healthcare	N/A	10/30/2018	100		381	143	-
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	11/21/2016	34,000		-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A	10/31/2017		(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	6/28/2017	2,996		8,406	9,541	24.2%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	6/28/2017	1,000		2,000	1,942	4.9%
Total Equity Investments						13,392	13,770	34.5%

Portfolio Company (a)(b)	Yield to Maturity	Acquisition Date	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	2.129%	12/27/2018	1/2/2019	28,000,000	27,992	27,992	27,992	70.9%
Total U.S Government Securities						27,992	27,992	70.9%

Total Investments						$65,623	$62,856	158.8%
Liabilities in excess of other assets							(23,366)	-58.8%
Net assets							$39,490	100.0%

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2018 (Continued)

(a)	With the exception of the Company’s investments in Langham Creek LLC and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 20.0% of the Company’s total assets.
(b)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of December 31, 2018, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. and Medi-fare Drug & Pharmaceutical Compounding, LLC. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases	Sales and Repayments	PIK Interest	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	Fee Income	Dividend Income

Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$4,205	$4,411	$-	$-	$-	$-	$925	$9,541	$-	$-	$920
Lone Star Brewery, Inc.; Common Units	1,956	-	-	-	-	-	(14)	1,942	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC	3,726	(381)	(285)	134	393	-	25	3,612	828	134	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	-	381	-	-	-		(238)	143	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	49	-	-	-	-	-	(41)	8	-	-	-
	$9,936	$4,411	$(285)	$134	$393	$-	$657	$15,246	$828	$134	$920
Affiliated Investment
Langham Creek LLC; Preferred Units	$2,102	$258	$-	$-	$-	$-	$(225)	$2,135	$-	$-	$379
Langham Creek LLC; Common Units	1	-	-	-	-	-	-	1	-	-	-
	$2,103	$258	$-	$-	$-	$-	$(225)	$2,136	$-	$-	$379

(c)

Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR interest rate floor.

1M USD LIBOR – The 1 month USD LIBOR rate as of December 31, 2018 is 2.51%.

3M USD LIBOR – The 3 month USD LIBOR rate as of December 31, 2018 is 2.79%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.
(e)	Investment is not self-originated
(f)	Position or portion thereof unsettled as of December 31, 2018.
(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.
(h)	Asset is on non-accrual status.
(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.
(j)	On October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. As of December 31, 2018, Medi-fare Drug & Pharmaceutical Compounding, LLC is continuing to make interest payments including default interest even though the maturity date of the first lien senior secured loan was May 25, 2018.

See Notes to Financial Statements

PARKVIEW CAPITAL CREDIT, INC.

SCHEDULE OF INVESTMENTS

(in thousands, except share information)

AS OF DECEMBER 31, 2017

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate		Acquisition Date		Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK			(j)		(j)	5,719	5,649	5,489	14.2%
Ebony Media Holdings, LLC	Media	N/A		(g)	2/20/2017		11/11/2018		2,176	2,176	2,067	5.4%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%		11/2/2017		10/31/2018		1,250	1,250	1,250	3.2%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK		5/25/2016		5/25/2018		3,763	3,752	3,726	9.7%
Total Senior Secured Loans - First Lien										12,827	12,532	32.5%

Senior Secured Loans - Second Lien
Turning Point Brands, Inc. (e)	Tobacco	N/A	11.00%		2/17/2017		8/17/2022		1,000	992	1,020	2.6%
Lionbridge Technologies (e)	Translation and Interpretation Services	L + 9.75%	10.80%		2/6/2017		2/28/2025		2,000	1,964	1,970	5.1%
Action Resources (h)	Specialized Freight Trucking	L + 10.00% PIK	11.00% PIK		9/8/2015		4/29/2022		905	905	905	2.3%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK		9/8/2015		8/31/2021		2,714	2,714	2,206	5.7%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK		9/8/2015		8/31/2021		2,171	2,171	912	2.4%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK		11/21/2016		10/1/2021		5,102	5,102	4,975	12.9%
American Bath Group, LLC (e)	Manufacturing	L + 9.75%	10.75%		9/30/2016		9/30/2024		2,000	1,932	2,008	5.2%
Anchor Glass Container Corporation (e)	Manufacturing	L + 7.75%	8.75%		12/7/2016		12/7/2024		500	496	507	1.3%
Total Senior Secured Loans - Second Lien										16,276	14,503	37.5%

Portfolio Company (a)(b)	Industry	Dividend Rate	Acquisition Date	Number of Shares		Amortized Cost	Fair Value (d)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%	12/4/2015	2,168,600		2,169	2,102	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A	12/4/2015	1,000		1	1	.0%
Ebony Media Holdings, LLC; Warrants	Media	N/A	5/5/2016	50000		119	-	.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A	5/25/2016	5		59	49	.1%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A	11/21/2016	34,000		-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A	10/31/2017		(i)	-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%	6/28/2017	1,427		3,994	4,205	10.9%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A	6/28/2017	1,000		2,000	1,956	5.1%
Total Equity Investments						8,342	8,313	21.5%

Portfolio Company (a)(b)	Yield to Maturity	Maturity Date	Acquisition Date	Number of Shares	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	1.085%	1/11/2018	12/28/2017	19,507,000	19,499	19,499	19,499	50.5%
Total U.S Government Securities						19,499	19,499	50.5%

Total Investments						$56,944	$54,847	142.0%
Liabilities in excess of other assets							(16,254)	-42.0%
Net assets							$38,593	100.0%

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

As of December 31, 2017, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases	Sales and Repayments	PIK Interest	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Fee Income	Dividend Income

Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$-	$3,994	$-	$-	$-	$-	$211	$4,205	$-	$-	$209
Lone Star Brewery, Inc.; Common Units	-	2,000	-	-	-	-	(44)	1,956	-	-	-
	$-	$5,994	$-	$-	$-	$-	$167	$6,161	$-	$-	$209

Affiliated Investment
Langham Creek LLC; Preferred Units	$1,756	$300	$-	$-	$-	$-	$46	$2,102	$-	$-	$293
Langham Creek LLC; Common Units	1	-	-	-	-	-	-	1	-	-	-
	$1,757	$300	$-	$-	$-	$-	$46	$2,103	$-	$-	$293

(c)	Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR interest rate floor.
(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.
(e)	Investment is not self-originated
(f)	Position or portion thereof unsettled as of December 31, 2017.
(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.
(h)	Asset is on non-accrual status.
(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.
(j)	The maturity date for the Ebony Media’s $3,878 and $1,842 principal loans are 5/5/2020 and 11/11/2018, respectively.

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

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. The Company paid excise tax of approximately $6 for the year ended December 31, 2018. No excise taxes were accrued for the years ended December 31, 2018, 2017, and 2016.

The Company recorded a current federal tax provision of $31 for the year ended December 31, 2016 related to the taxable income earned for the six-month period ended June 30, 2016. The recording of the provision for income taxes reduced the Company’s net asset value (“NAV”) per share by $0.01. The Company did not record a tax provision for the years ended December 31, 2018 or 2017.

In order to qualify as a RIC, the Company must distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status. As of December 31, 2018, and 2017, there were no built-in gains.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the years ended December 31, 2018, 2017 and 2016, the Company recognized PIK income of $355, $581 and $821, respectively.

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

Recent Accounting Pronouncements: In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, ASU 2018-03 became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.This standard did not have any impact on the Company’s financial statements.

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

The determination of the tax attributes of the distributions is made at the end of the tax year based upon the taxable income for the full tax year and the distributions paid during the full tax year. Distributions paid to stockholders during 2018 and 2017 were reported as ordinary income. The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

NOTE C – COMMON STOCK

On June 28, 2017 the Company accepted a subscription for $2,000 at a price per share of $10 in exchange for 100% of the equity ownership of Lone Star Brewery Development, Inc. On June 28, 2017, the Company issued 200,000 shares of common stock to the prior equity owner of Lone Star Brewery Development, Inc.

NOTE D – RELATED PARTY TRANSACTIONS

Advisory Agreement

Pursuant to the Investment Advisory Agreement, with the Advisor (the “Advisory Agreement”), the Advisor provides credit analysis, structuring capability and transactional experience. The fees associated with the Advisory Agreement consist of a base management fee and incentive fees. The Advisor is owned by SKW Financial, LLC, an entity controlled by the Company’s Chief Executive Officer.

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

In order to meet the diversification tests required to qualify as a RIC, the Company acquires short-term U.S. Treasury Bills. The following purchases of short-term U.S. Treasury bills had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired
Impact in 2018
December 27, 2018	$28,000
September 27, 2018	$28,000
June 28, 2018	$27,000
March 29, 2018	$22,000
December 28, 2017	$19,500

Impact in 2017
September 27, 2017	$15,000
June 29, 2017	$13,000
March 29, 2017	$12,500
December 29, 2016	$12,000

For the years ended December 31, 2018, 2017 and 2016, the Company incurred management fees of $1,307, $1,039, and $922 respectively, gross of the fee waivers of $504, $281 and $142, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income, is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the years ended December 31, 2018, 2017 and 2016, the Company did not accrue any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2018, 2017 and 2016, the Company did not accrue any incentive fees on capital gains.

During the years ended December 31, 2018 and 2017, the Company reimbursed the Advisor $156 and $144, respectively, for administrative services performed on its behalf and reimbursements for company-related travel which are reflected in general and administrative expenses on the statements of operations. The Company accrued $4 and $2 as of December 31, 2018 and 2017, respectively, for amounts owed by the Company of services paid by the Advisor on the Company’s behalf and reimbursements for company-related travel.

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

Medi-Fare

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

In order to protect its position in Medi-fare and as a result of the continuing default, on October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. A valuation of Medi-fare was done as of October 30, 2018, which was the acquisition date. The fair value of Medi-fare’s membership units on this date was $381. This amount was recorded as a discount to the investment basis of the first lien senior secured loan and accreted over the life of the loan. Since the loan is past due, the entire discount of $381 was accreted immediately into interest income. An unrealized loss of $238 was recorded for the decrease in fair value of Medi-fare’s membership units between the acquisition date of October 30, 2018 and December 31, 2018.

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

NOTE E – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$5,128	8%	$4,975	9%
Healthcare	3,763	6%	3,775	7%
Manufacturing	311	1%	2,515	5%
Media	8,731	14%	8,806	16%
Real Estate	13,619	22%	8,264	15%
Specialized Freight Trucking	3,312	5%	4,023	6%
Tobacco	-	-	1,020	2%
Translation and Interpretation Services	-	-	1,970	4%
U.S. Government Securities	27,992	44%	19,499	36%
	$62,856	100%	$54,847	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of December 31, 2018 and 2017:

December 31, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,746	19%	$12,343	20%
Senior Secured Loans - Second Lien	11,493	18%	8,751	14%
Equity Investments	13,392	20%	13,770	22%
U.S. Government Securities	27,992	43%	27,992	44%
Total	$65,623	100%	$62,856	100%

December 31, 2017	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,827	23%	$12,532	23%
Senior Secured Loans - Second Lien	16,276	28%	14,503	26%
Equity Investments	8,342	15%	8,313	15%
U.S. Government Securities	19,499	34%	19,499	36%
Total	$56,944	100%	$54,847	100%

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,343	$12,343
Senior Secured Loans - Second Lien	-	-	8,751	8,751
Equity Investments	-	-	13,770	13,770
U.S. Government Securities	27,992	-	-	27,992
	$27,992	$-	$34,864	$62,856

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-		$12,532	$12,532
Senior Secured Loans - Second Lien	-		14,503	14,503
Equity Investments	-		8,313	8,313
U.S. Government Securities	19,499		-	19,499
	$19,499	$-	$35,348	$54,847

The following table provides a reconciliation of the beginning and ending balances for total investments for the years ended December 31, 2018 and 2017 for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2018
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	1,704	-	5,050	6,754
Net realized gain	-	45	-	45
Amortization of discount	422	3	-	425
Paid in kind interest	251	104	-	355
Sales	-	(4,935)	-	(4,935)
Paydowns	(2,458)	-	-	(2,458)
Net change in unrealized appreciation (depreciation)	(108)	(969)	407	(670)
Fair value end of period	$12,343	$8,751	$13,770	$34,864

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(107)	$(859)	$406	$(560)

	For the Year Ended December 31, 2017
	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$13,317	$14,833	$1,805	$29,955
Purchases	4,416	2,950	6,294	13,660
Net realized gain (loss)	27	(13)	-	14
Amortization of discount	64	20	-	84
Paid in kind interest	266	315	-	581
Sales	(5,340)	(3,485)	-	(8,825)
Paydowns	(82)	(25)	-	(107)
Net change in unrealized appreciation (depreciation)	(136)	(92)	214	(14)
Fair value end of period	$12,532	$14,503	$8,313	$35,348

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(155)	$(63)	$213	$(5)

During the years ended December 31, 2018 and 2017, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2018 and 2017:

	December 31, 2018
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,343	Market comparables	Market yield (%)	84.5% - 100.6%	95.8%
			EBITDA Multiples (x)	2.8x - 4.3x	3.2x

Senior Secured Loans - Second Lien	$311	Market quotes	Indicative Dealer Quotes	60.5% - 64.0%	62.3%

Senior Secured Loans - Second Lien	$8,440	Market comparables	Market yield (%)	0.0% - 99.9%	92.5%
			EBITDA Multiples (x)	0.60x - 9.50x	5.7x

Equity Investments	$13,770	Market comparables	EBITDA Multiples (x)	3.3x - 4.3x	3.8x
			Book Value Multiples (x)	.90x -1.10x	1.0x

	December 31, 2017
	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,532	Market comparables	Market yield (%)	93.9% - 100.3%	97.0%
			EBITDA Multiples (x)	2.8x - 3.8x	3.1x

Senior Secured Loans - Second Lien	$5,505	Market quotes	Indicative Dealer Quotes	98.0% - 102.5%	100.1%

Senior Secured Loans - Second Lien	$8,998	Market comparables	Market yield (%)	31.0% - 102.3%	88.1%
			EBITDA Multiples (x)	0.70x - 15x	8.3x

Equity Investments	$8,313	Market comparables	EBITDA Multiples (x)	2.75x - 3.7x	3.3x
			Book Value Multiples (x)	1.0x -1.2x	1.1x

NOTE G –SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that for the year ended December 31, 2018, one of its portfolio companies, Lone Star Brewery Development, Inc. (“Lone Star”), is a significant subsidiary.

Accordingly, audited financial statements for the years ended December 31, 2018 and 2017 for Lone Star have been included as exhibits to this Annual Report on Form 10-K.

Lone Star

Since Lone Star was not acquired by the Company until June 29, 2017, the Company has only provided audited financial information for the year ended December 31, 2018 and for the period from June 29, 2017 through December 31, 2017.

	December 31, 2018	June 29, 2017 through December 31, 2017

Balance Sheet
Current assets	$151	$3
Noncurrent assets	$15,726	$18,505
Current liabilities	$16,919	$-
Noncurrent liabilities	$8,626	$27,344
Total deficit	$(9,668)	$(8,836)

Statement of Operations
Revenue	$-	$-
Expenses	$4,321	$3,013
Other	$(3)	$-
Net loss	$(4,324)	$(3,013)

On April 10, 2015, Lone Star and Princeton Capital Corporation (“Princeton”) entered into a loan agreement, and a subsequent modification (collectively, the “Princeton Loan Agreement”). Pursuant to the Princeton Loan Agreement, Lone Star borrowed a total of $8,000. Lone Star was in default of the Princeton Loan Agreement throughout 2017. On February 13, 2018, Lone Star entered into a forbearance letter agreement that extended the Princeton Loan Agreement to February 13, 2020 and was released from its lien on one section of the land with all other liens on other property remaining.

During this period, Princeton agreed to forbear from exercising and enforcing certain rights and remedies which it is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of Lone Star if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value of Lone Star if on or after January 1, 2019.

Pursuant to Rule 3-09 of Regulation S-X, the Company is required to attach separate financial statements of its significant subsidiaries as exhibits to its Annual Report on Form 10-K. Accordingly, the audited financial statements of Lone Star as of and for the year ended December 31, 2018 and for the period from June 28, 2017 (date of acquisition) through December 31, 2017 have been attached as exhibits to this Annual Report on Form 10-K.

NOTE H – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, and 2015:

	December 31,
	2018	2017	2016	2015
Per share data
Net asset value, beginning of period	$9.65	$9.41	$9.85	$(0.02)
Results of operations (a)
Net investment income (loss)	0.46	0.38	0.34	(0.07)
Net realized gain (loss) on investments	0.02	0.01	(0.01)	-
Net change in unrealized depreciation on investments	(0.17)	(0.01)	(0.49)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.31	0.38	(0.16)	(0.13)
Stockholder distributions
Distributions from net investment income	(0.09)	(0.17)	(0.28)	-
Capital share transactions
Issuance of common stock (b)	-	0.03	-	10.00
Total increase (decrease) in net assets	0.22	0.24	(0.44)	9.87
Net asset value, end of period	$9.87	$9.65	$9.41	$9.85

Shares outstanding at end of period	4,000,010	4,000,010	3,800,010	3,800,010
Total return (c)	3.19%	4.01%	-1.56%	-1.37%

Ratio/Supplemental data
Net assets, end of period	39,490	38,593	35,765	37,414
Ratio of operating expenses to average net assets (d) (f)	6.28%	6.41%	6.27%	5.99%
Ratio of net investment income (loss) to average net assets (f)	4.74%	3.99%	3.55%	-1.37%
Portfolio turnover (e)	20.29%	27.02%	51.91%	1.75%

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

(c) The total return for the years ended December 31, 2018, 2017 and 2016 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period. The total return for the year ended December 31, 2015 was calculated by taking the net loss of the Company for the period divided by the value of common stock issued during the period.

(d) The effect of the management fee waiver discussed in Note D is 1.29%, 0.76%, and 0.39% for the years ended December 31, 2018, 2017 and 2016. There were no management fees waivers for the year ended December 31, 2015.

(e) Portfolio turnover rate for the year ended December 31, 2015 was calculated from the commencement of principal operations on April 24, 2015.

(f) In computing ratios for the year ended December 31, 2015, the Company utilized its net assets as of April 24, 2015, the date on which it commenced principal operations, for its beginning of periods assets.

NOTE I – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not currently involved in any legal proceedings.

NOTE J – INCOME TAXES

As of December 31, 2018, 2017, and 2016 the Company had $488, $1,112, and $1,027 of net investment income (loss) on a tax basis. Prior to 2017, the Company did not qualify as a RIC and was taxed as a C-Corp for both 2014 and 2015. Because the Company did not elect to be regulated as a BDC until February 12, 2016, the Company did not qualify as a RIC for the calendar year 2016. In order for the Company to be able to make its RIC election, the Company changed its tax year to June 30 and filed as a C-Corp for the six-month period ended June 30, 2016. The Company elected RIC status for the tax year ended June 30, 2017 with the filing of its tax returns.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis income (loss) is as follows:

	December 31,
	2018	2017	2016
GAAP- basis net investment income (loss)	$1,849	$1,482	$1,298
Tax- basis deferral and amortization of organizational costs	(8)	(8)	(8)
Federal tax expense	-	-	31
Loan origination fees	(62)	141	-
Paydown reclassifications	-	-	(26)
Non-deductible meals and entertainment expenses	14	3	-
Book/tax timing differences for income earned from partnerships	(1,305)	(506)	(268)
Tax-basis net investment income (loss)	$488	$1,112	$1,027

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2018	2017
Distributable ordinary income (income and short-term capital gains)	$2,307	$728
Temporary differences	(1,616)	(282)
Accumulated capital and other losses	-	(4)
Net unrealized depreciation on investments	(2,470)	(1,842)
Total	$(1,779)	$(1,400)

As of December 31, 2018 and 2017, the Company’s aggregate investment unrealized depreciation based on cost was as follows:

	December 31,
	2018	2017
Tax cost	$65,326	$56,689
Gross unrealized depreciation	1,141	(2,362)
Gross unrealized appreciation	(3,611)	520
Net unrealized investment depreciation on investments	(2,470)	(1,842)

In order to qualify as a RIC, the Company was required to distribute before the end of its first qualifying tax year all earnings and profits accumulated in prior non-RIC tax years. There were no earnings and profits prior to 2016. The Company had approximately $121 of accumulated earnings and profits through the period ended June 30, 2016. Built-in gains by a C-Corp electing to be a RIC may be subject to tax if realized during the first five years of RIC status.

During the year ended December 31, 2018, the Company declared a cash distribution of $350, or $0.09 per share on its common stock. The distribution was from ordinary income and was paid on December 28, 2018 to the stockholders of record as of the close of business on December 26, 2018 to the stockholders of record as of the close of business on December 26, 2018.

During the year ended December 31, 2017, the Company declared a cash distribution of $661, or $0.17 per share, on its common stock. The distribution was paid on December 21, 2017 to the stockholders of record as of the close of business on December 20, 2017.

NOTE K – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$1,385	$982	$966	$966
Operating expenses
Net expenses	570	654	586	640
Net investment income	815	328	380	326
Realized and unrealized gain (loss)	(1,537)	(7)	853	89
Net increase (decrease) in net assets resulting from operations	$(722)	$321	$1,233	$415

Per share information - basic and diluted
Net investment income	$0.20	$0.08	$0.10	$0.08
Net increase (decrease) in net assets resulting from operations	$(0.18)	$0.08	$0.31	$0.10
Weighted average shares outstanding	4,000,010	4,000,010	4,000,010	4,000,010

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$988	$949	$845	$1,084
Operating expenses
Net expenses	594	622	542	626
Net investment income	394	327	303	458
Realized and unrealized gain (loss)	(414)	316	376	(271)
Net increase (decrease) in net assets resulting from operations	$(20)	$643	$679	$187

Per share information - basic and diluted
Net investment gain	$0.10	$0.08	$0.08	$0.12
Net increase (decrease) in net assets resulting from operations	$-	$0.16	$0.18	$0.05
Weighted average shares outstanding	4,000,010	4,000,010	3,804,454	3,800,010

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.

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

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b)	EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on August 11, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on March 31, 2015)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed on March 31, 2015)

10.2	License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on March 31, 2015)

10.3	Custody Agreement with Millennium Trust Company (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2015)

10.4	First Amendment to the Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2017)

10.5	Guaranty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2018)

14.1	Code of Business Conduct and Ethics of the Registrant and Parkview Advisors, LLC (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 29, 2016.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Lone Star Brewery Development Company, Inc. Financial Statements for the year ended December 31, 2018 and for the period from June 28, 2017 (acquisition date) through December 31, 2017

* Filed herewith

ITEM 16.  FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVIEW CAPITAL CREDIT, INC.

Dated: April 1, 2019	By:	/s/ KEITH W. SMITH
Keith W. Smith
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: April 1, 2019	By:	/s/ STEPHAN PARICO
Stephan Parico
Director

Dated: April 1, 2019	By:	/s/ ODYSSEUS LANIER
Odysseus Lanier
Director

Dated: April 1, 2019	By:	/s/ BERT BEAL
Bert Beal
Director