Form 10-Q
period 2019-03-31
Parkview Capital Credit, Inc.
filed 2019-05-15
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number: 000-55411

Parkview Capital Credit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2441958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Park Towers Uptown 1233 West Loop South, Suite 1170 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 622-5000

(Registrant’s telephone number, including area code)

1980 Post Oak Blvd, Two Post Oak Center, 15th Floor, Houston, Texas 77056

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 15, 2019.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

March 31, 2019

i

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share information)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled unaffiliated investments (amortized cost $47,502 and $48,738, respectively)	$44,202	$45,474
Controlled investments (amortized cost $14,640 and $14,458, respectively)	15,454	15,246
Affiliated investments (amortized cost $2,427 and $2,427, respectively)	2,136	2,136
Total investments, at fair value (amortized cost $64,569 and $65,623, respectively)	61,792	62,856
Cash and cash equivalents	815	1,150
Accounts receivable	8	5
Interest receivable	1,964	1,714
Dividend receivable	2,165	1,797
Prepaid expenses and other assets	259	158
Total assets	$67,003	$67,680

Liabilities and stockholders’ equity

Liabilities
Payable for investments purchased	$26,669	$27,992
Accounts payable and accrued expenses	313	31
Amount due to advisor	-	4
Loan origination fees, net	67	79
Management fees payable	103	84
Total liabilities	27,152	28,190

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	40	40
Additional paid-in capital	39,910	39,910
Accumulated undistributed net realized gain on investments	69	64
Accumulated undistributed net investment income	2,609	2,243
Net unrealized depreciation on investments	(2,777)	(2,767)
Total stockholders’ equity	39,851	39,490
Total liabilities and stockholders’ equity	$67,003	$67,680

Net asset value per share	$9.96	$9.87

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended March 31,
	2019	2018

Investment income
From non-controlled unaffiliated investments:
Net interest income	$445	$504
Paid-in-kind interest	55	54
Dividend income	4	-
From controlled investments:
Net interest income	117	94
Paid-in-kind interest	36	38
Dividend income	266	188
From affiliated investments:
Dividend income	102	88
Total investment income	1,025	966
Operating expenses
Management fees	332	295
Professional fees	264	258
General and administrative expenses	198	189
Total expenses before expense waiver	794	742
Waiver of management fees	(135)	(102)
Total operating expenses	659	640
Net investment income	366	326

Realized and unrealized income (loss)
Net realized gain on investments	5	39
Net change in unrealized depreciation on non-controlled unaffiliated investments	(36)	(111)
Net change in unrealized appreciation on controlled investments	26	168
Net change in unrealized depreciation on affiliated investments	-	(7)
Net change in unrealized (depreciation) appreciation on investments	(10)	50
Total net realized and unrealized (loss) gain on investments	(5)	89
Net increase in net assets resulting from operations	$361	$415

Per share information - basic and diluted
Weighted average - net increase in net assets resulting from operations	$0.09	$0.10
Weighted average - net investment income per common share	$0.09	$0.08
Weighted average shares outstanding	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2019	2018

Increase from operations
Net investment income	$366	$326
Net realized gain on investments	5	39
Net change in unrealized (depreciation) appreciation on investments	(10)	50
Net increase in net assets resulting from operations	361	415
Total increase in net assets	361	415
Net assets at beginning of period	39,490	38,593
Net assets at end of period	$39,851	$39,008

Net asset value per common share	$9.96	$9.75
Common shares outstanding, end of period	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net increase in net assets resulting from operations	$361	$415
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities
Purchases of investments	(26,887)	(26,110)
Paid-in-kind interest	(91)	(92)
Paydowns of investments	48	1,277
Sales of investments	27,997	23,435
Loan origination fee amortization	(12)	(18)
Net unrealized appreciation (depreciation) on investments	10	(50)
Net amortization of premiums on investments	(8)	(15)
Realized gain on sold/repaid investments	(5)	(39)
Decrease (increase) in operating assets:
Accounts receivable	(3)
Interest receivable	(250)	(359)
Dividend receivable	(368)	(235)
Prepaid expenses and other assets	(101)	(15)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(1,323)	2,498
Accounts payable and accrued expenses	282	108
Due to advisor	(4)	-
Management fees payable	19	20
Net cash (used in) provided by operating activities	(335)	820

Total (decrease) increase in cash	(335)	820
Cash and cash equivalents at beginning of period	1,150	2,105
Cash and cash equivalents at end of period	$815	$2,925

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

March 31, 2019

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acqusition Date	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	5/5/2016	5/5/2020		$3,977	$3,944	$3,897	9.8%
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	11/11/2016	5/5/2020		1,889	1,889	1,851	4.7%
Ebony Media Holdings, LLC	Media	N/A	(g)	2/17/2017	5/5/2020		2,176	2,176	1,850	4.6%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	11/2/2017	5/5/2020		1,185	1,185	1,185	3.0%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	(j	)	3,600	3,600	3,600	9.0%
Total Senior Secured Loans - First Lien								12,794	12,383	31.1%

Senior Secured Loans - Second Lien
Action Resources (h)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022		905	905	891	2.2%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021		2,714	2,714	2,226	5.6%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021		2,171	2,171	195	0.5%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021		5,232	5,232	5,154	12.9%
Anchor Glass Container Corporation (e)	Manufacturing	1M USD LIBOR + 7.75%	8.75%	12/7/2016	12/7/2024		500	498	284	0.7%
Total Senior Secured Loans - Second Lien								11,520	8,750	21.9%

Portfolio Company (a)(b)	Industry	Dividend Rate		Acquisition Date	Number of Shares			Amortized Cost	Fair Value (c)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%		12/4/2015	2,426,085			2,426	2,135	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A		12/4/2015	1,000			1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A		5/5/2016	50,000			119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A		5/25/2016	5			58	8	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	Healthcare	N/A		10/30/2018	100			381	143	-
Transportation Demand Management; Warrants	Charter Bus Industry	N/A		11/21/2016	34,000			-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A		10/31/2017	(i	)		-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%		6/28/2017	3,057			8,601	9,761	24.5%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A		6/28/2017	1,000			2,000	1,942	4.9%
Total Equity Investments								13,586	13,990	34.8%

Portfolio Company (a)(b)	Yield to Maturity		Acquisition Date	Maturity Date	Number of Shares		Principal	Amortized Cost	Fair Value (c)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	2.302%		3/28/2019	4/2/2019	26,676,000		26,669	26,669	26,669	66.9%
Total U.S Government Securities								26,669	26,669	66.9%

Total Investments								$64,569	$61,792	154.7%
Liabilities in excess of other assets									(21,941)	-54.7%
Net assets									$39,851	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, non-qualifying assets totaled 20.7% of the Company’s total assets.

(b)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2019, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of March 31, 2019, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. and Medi-fare Drug & Pharmaceutical Compounding, LLC. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of March 31, 2019:

	Fair Value at					Net realized	Net Change in Unrealized	Fair Value at
Portfolio Company	December 31, 2018	Purchases	Sales and Repayments	PIK Interest	Accretion of Discount	gain (loss)	Appreciation (Depreciation)	March 31, 2019	Interest Income	Fee Income	Dividend Income
Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$9,541	$194	$-	$-	$-	$-	$26	$9,761	$-	$-	$266
Lone Star Brewery, Inc.; Common Units	1,942	-	-	-	-	-	-	1,942	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC	3,612	-	(48)	36	-	-	-	3,600	117	36	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	143	-	-	-	-		-	143	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	8	-	-	-	-	-	-	8	-	-	-
	$15,246	$194	$(48)	$36	$-	$-	$26	$15,454	$117	$36	$266
Affiliated Investment
Langham Creek LLC; Preferred Units	$2,135	$-	$-	$-	$-	$-	$-	$2,135	$-	$-	$102
Langham Creek LLC; Common Units	1	-	-	-	-	-	-	1	-	-	-
	$2,136	$-	$-	$-	$-	$-	$-	$2,136	$-	$-	$102

(c)

Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR interest rate floor.

1M USD LIBOR – The 1 month USD LIBOR rate as of March 31, 2019 is 2.49%.

3M USD LIBOR – The 3 month USD LIBOR rate as of March 31, 2019 is 2.60%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Investment is not self-originated.

(f)	Position or portion thereof unsettled as of March 31, 2019.

(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(h)	Asset is on non-accrual status.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)	On October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. As of March 31, 2019, Medi-fare Drug & Pharmaceutical Compounding, LLC is continuing to make interest payments, including default interest, even though the maturity date of the first lien senior secured loan was May 25, 2018.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2018

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acquisition Date	Maturity Date		Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	5/5/2016	5/5/2020		$3,957	$3,917	$3,878	9.8%
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	11/11/2016	5/5/2020		1,880	1,880	1,842	4.7%
Ebony Media Holdings, LLC	Media	N/A	(g)	2/17/2017	5/5/2020		2,176	2,176	1,850	4.7%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	11/2/2017	5/5/2020		1,161	1,161	1,161	2.9%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	(j	)	3,612	3,612	3,612	9.1%
Total Senior Secured Loans - First Lien								12,746	12,343	31.2%

Senior Secured Loans - Second Lien
Action Resources (h)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022		905	905	891	2.3%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021		2,714	2,714	2,226	5.6%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021		2,171	2,171	195	0.5%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021		5,206	5,206	5,128	13.0%
Anchor Glass Container Corporation (e)	Manufacturing	1M USD LIBOR + 7.75%	8.75%	12/7/2016	12/7/2024		500	497	311	0.8%
Total Senior Secured Loans - Second Lien								11,493	8,751	22.2%

Portfolio Company (a)(b)	Industry	Dividend Rate		Acquisition Date	Number of Shares/ Interests			Amortized Cost	Fair Value (d)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%		12/4/2015	2,426,085			2,426	2,135	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A		12/4/2015	1,000			1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A		5/5/2016	50,000			119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A		5/25/2016	5			59	8	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	Healthcare	N/A		10/30/2018	100			381	143	-
Transportation Demand Management; Warrants	Charter Bus Industry	N/A		11/21/2016	34,000			-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A		10/31/2017	(i	)		-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%		6/28/2017	2,996			8,406	9,541	24.2%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A		6/28/2017	1,000			2,000	1,942	4.9%
Total Equity Investments								13,392	13,770	34.5%

Portfolio Company (a)(b)	Yield to Maturity		Acquisition Date	Maturity Date	Number of Shares		Principal	Amortized Cost	Fair Value (d)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	2.129%		12/27/2018	1/2/2019	28,000,000		27,992	27,992	27,992	70.9%
Total U.S Government Securities								27,992	27,992	70.9%

Total Investments								$65,623	$62,856	158.8%
Liabilities in excess of other assets									(23,366)	-58.8%
Net assets									$39,490	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 20.0% of the Company’s total assets.

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

1M USD LIBOR – The 1 month USD LIBOR rate as of December 31, 2018 is 2.51%.

3M USD LIBOR – The 3 month USD LIBOR rate as of December 31, 2018 is 2.79%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Investment is not self-originated.

(f)	Position or portion thereof unsettled as of December 31, 2018.

(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(h)	Asset is on non-accrual status.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)	On October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. As of December 31, 2018, Medi-fare Drug & Pharmaceutical Compounding, LLC is continuing to make interest payments, including default interest, even though the maturity date of the first lien senior secured loan was May 25, 2018.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”) was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act, as amended (the “1940 Act”), and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended June 30, 2017.

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 “Financial Services - Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

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

Although the Company may not be subject to federal income taxes as a RIC, it may choose to retain a portion of its calendar year income. If so, the Company may be subject to a 4% excise tax on the amount retained. There was $10 and $7 of excise tax accrued as of the three months ended March 31,2019 and 2018, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Tax years from 2015 and on are open for examination.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three months ended March 31, 2019 and 2018, the Company recognized PIK income of $91 and $92, respectively.

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

Earnings per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no other dilutive shares or instruments to consider as of March 31, 2019.

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

Substantially all of the Company’s investments are expected to be in loans or other securities that do not have readily ascertainable market prices. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. In order to assist the Board in determining the fair value of assets that are not publicly traded or whose market prices are not readily available, Parkview Advisors, LLC (the “Advisor”) provides the Board with portfolio company valuations, which are based on relevant inputs, which may include but are not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third party valuation services. The Company has retained independent valuation firms to assist the Board by performing certain limited third-party valuation services. In connection with each valuation determination, investment professionals from the Advisor prepare portfolio company valuations using sources and/or proprietary models, depending on the availability of information, on the Company’s assets and the type of asset being valued, all in accordance with the Company’s valuation policy. The participation of the Advisor in the valuation process could result in a conflict of interest, since the base management fee is based on the Company’s gross assets.

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

The determination of the tax attributes of the distributions is made at the end of the tax year based upon the taxable income for the full tax year and the distributions paid during the full tax year. Distributions paid to stockholders during 2018 were reported as ordinary income. The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

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

In order to meet the diversification tests required to qualify as a RIC, the Company acquires short-term U.S. Treasury Bills. The following purchases of short-term U.S. Treasury bills had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired
Impact in 2019
March 28, 2019	$26,700
December 27, 2018	$28,000

Impact in 2018
March 29, 2018	$22,000
December 28, 2017	$19,500

For the three months ended March 31, 2019 and 2018, the Company incurred management fees of $332 and $295, gross of the fee waiver of $135 and $102, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three months ended March 31, 2019 and 2018, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2019 and 2018, the Company did not incur any incentive fees on capital gains.

During the three months ended March 31, 2019 and 2018, the Company reimbursed the Advisor $17 and $36, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. There were no amounts accrued to the Advisor as of March 31, 2019 and 2018.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$5,154	9%	$5,128	8%
Healthcare	3,751	7%	3,763	6%
Manufacturing	284	0%	311	1%
Media	8,783	14%	8,731	14%
Real Estate	13,839	22%	13,619	22%
Specialized Freight Trucking	3,312	5%	3,312	5%
U.S. Government Securities	26,669	43%	27,992	44%
	$61,792	100%	$62,856	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of March 31, 2019 and December 31, 2018:

March 31, 2019	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,794	20%	$12,383	20%
Senior Secured Loans - Second Lien	11,520	18%	8,750	14%
Equity Investments	13,586	21%	13,990	23%
U.S. Government Securities	26,669	41%	26,669	43%
Total	$64,569	100%	$61,792	100%

December 31, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,746	19%	$12,343	20%
Senior Secured Loans - Second Lien	11,493	18%	8,751	14%
Equity Investments	13,392	20%	13,770	22%
U.S. Government Securities	27,992	43%	27,992	44%
Total	$65,623	100%	$62,856	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$12,383	$12,383
Senior Secured Loans - Second Lien	-	-	8,750	8,750
Equity Investments	-	-	13,990	13,990
U.S. Government Securities	26,669	-	-	26,669
	$26,669	$-	$35,123	$61,792

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,343	$8,751	$13,770	$34,864
Purchases	24	-	194	218
Net realized gain	-	(5)	-	(5)
Amortization of premium	7	1	-	8
Paid-in-kind interest	65	26	-	91
Sales	-	-	-	-
Paydowns	(48)	-	-	(48)
Net change in unrealized appreciation	(8)	(28)	26	(10)
Fair value end of period	$12,383	$8,745	$13,990	$35,118

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(8)	$(28)	$26	$(10)

During the three months ended March 31, 2019, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	524	-	3,584	4,108
Net realized gain	-	39	-	39
Amortization of premium	14	1	-	15
Paid-in-kind interest	67	25	-	92
Sales	-	(3,935)	-	(3,935)
Paydowns	(1,277)	-	-	(1,277)
Net change in unrealized appreciation	(16)	(103)	169	50
Fair value end of period	$11,844	$10,530	$12,066	$34,440

The amount of total gains or losses for period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16)	$(21)	$168	$131

During the three months ended March 31, 2018, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of March 31, 2019:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,383	Market comparables	Market yield (%)	84.5% - 100.6%	95.8%
			EBITDA Multiples (x)	2.8x - 4.3x	3.2	x

Senior Secured Loans - Second Lien	$284	Market quotes	Indicative Dealer Quotes	54.5% - 59.0%	56.8%
Senior Secured Loans - Second Lien	$8,466	Market comparables	Market yield (%)	0.0% - 99.9%	92.5%
			EBITDA Multiples (x)	0.60x - 9.50x	5.7	x
Equity Investments	$13,990	Market comparables	EBITDA Multiples (x)	3.3x - 4.3x	3.8	x
			Book Value Multiples (x)	.90x - 1.10x	1.10	x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,343	Market comparables	Market yield (%)	84.5% - 100.6%	95.8%
			EBITDA Multiples (x)	2.8x - 4.3x	3.2	x

Senior Secured Loans - Second Lien	$311	Market quotes	Indicative Dealer Quotes	60.5% - 64.0%	62.3%
Senior Secured Loans - Second Lien	$8,440	Market comparables	Market yield (%)	0.0% - 99.9%	92.5%
			EBITDA Multiples (x)	0.60x - 9.50x	5.7	x
Equity Investments	$13,770	Market comparables	EBITDA Multiples (x)	3.3x - 4.3x	3.8	x
			Book Value Multiples (x)	.90x - 1.10x	1.10	x

NOTE F – SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that as of March 31, 2019, one of its portfolio companies, Lone Star Brewery Development, Inc. (“Lone Star”), is a significant subsidiary. Accordingly, financial information for the three months ended March 31, 2019 and 2018, and information as of December 31, 2018 has been included below.

	March 31, 2019	December 31, 2018

Balance Sheet
Current assets	$-	$151
Noncurrent assets	$15,726	$15,726
Current liabilities	$17,704	$16,919
Noncurrent liabilities	$8,669	$8,626
Total deficit	$(10,647)	$(9,668)

	March 31, 2019	March 31, 2018

Revenue	$-	$-
Expenses	$908	$1,478
Other	$-	$(3)
Net loss	$(908)	$(1,481)

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

During this period, Princeton agreed to forbear from exercising and enforcing certain rights and remedies which it is entitled to and to accept a payoff equal to $7,500 plus 25% of the net sales proceeds/value of Lone Star if paid by December 31, 2018 or $8,000 plus 25% of the net sales proceeds/value of Lone Star if paid on or after January 1, 2019. As of March 31, 2019, no transaction has taken place that would result in the payoff of Lone Star’s loan with Princeton.

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
Per share data
Net asset value, beginning of period	$9.87	$9.65
Results of operations (a)
Net investment income	0.09	0.09
Net realized gain on investments	-	0.01
Net increase in net assets resulting from operations	0.09	0.10
Total increase in net assets	0.09	0.10
Net asset value, end of period	$9.96	$9.75

Shares outstanding at end of period	4,000,010	400,010
Total return (b)	0.91%	1.07%

Ratio/Supplemental data (c)
Net assets, end of period	39,851	39,008
Ratio of operating expenses to average net assets (d)	1.66%	1.65%
Ratio of net investment income to average net assets	0.92%	0.84%
Portfolio turnover	0.00%	11.18%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.

(b)	The total return for the three months ended March 31, 2019 and 2018 was calculated by taking the increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(d)	The effect of the management fee waiver discussed in Note C is 0.34% and 0.26% for the three months ended March 31, 2019 and 2018, respectively.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $35,123 (excluding $26,669 held in U.S. Treasury Bills) and $34,440 (excluding $22,000 held in U.S. Treasury Bills) in 7 and 8 portfolio companies as of March 31, 2019 and 2018, respectively. Our investment activity (including U.S. Treasury Bills) for the three months ended March 31, 2019 and 2018 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2019	2018
Amortized cost of investments, beginning	$65,623	$56,944
Cost of investments purchased	26,887	26,110
Paid-in-kind interest	91	92
Proceeds from sales and repayments of investments	(28,045)	(24,712)
Net amortization of premium on investments	8	15
Realized gain on sold/repaid investments	5	39
Amortized cost of investments, ending	$64,569	$58,488

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, and 2018, the investments in our portfolio were purchased at a weighted average price of 99.9% and 100% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of March 31, 2019, were 9.6% and 9.8%, respectively, and as of March 31, 2018, were 9.7%, and 9.8%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents approximately 5.4% and 5.3% of our portfolio at fair value as of March 31, 2019 and December 31, 2018.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. There were no direct originations entered into during the three months ended March 31, 2019 and the year ended December 31, 2018.

The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	March 31, 2019		December 31, 2018
Number of Portfolio Companies	6		6
Average Annual EBITDA of Portfolio Companies	$6,770		$6,900
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	6.6	x	6.5	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	11.8%		11.8%

(1) Average Leverage Through Tranche of Portfolio Companies - Excluding Equity-Other and Collateralized Securities is 3.21x and 3.10x as of March 31, 2019 and December 31, 2018, respectively, excluding the securities that are currently on non-accrual.

Portfolio Composition by Strategy and Industry

Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.

	March 31, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$34,839	57%	$34,553	55%
Broadly Syndicated	284	0%	311	0%
U.S. Government Securities	26,669	43%	27,992	45%
	$61,792	100%	$62,856	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	40,792	66%	47,050	75%
3	17,688	29%	12,494	20%
4	-	-	-	-
5	3,312	5%	3,312	5%
Total	$61,792	100%	$62,856	100%

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

Investment Income

For the three months ended March 31, 2019 and 2018, total investment income totaled $1,025 and $966, respectively, of which $484 and $583, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $372 and $276, respectively, was attributable to dividend income earned, and $12 and $15, respectively, was attributable to amortization of loan origination fees received. For the three months ended March 31, 2019 and 2018, $66 and $0, respectively, of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan and Transportation Demand Management, LLC second lien senior secured loan that are in default.

For the three months ended March 31, 2019 and 2018, $91 and $92, respectively, of our total investment income constituted PIK interest. As of March 31, 2019, five of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the three months ended March 31, 2019 and 2018. The increase in investment income was primarily due to the dividend income pertaining to the increased number of preferred shares that we own of Lone Star Brewery Development, Inc.

Operating Expenses

Total operating expenses were $659 for the three months ended March 31, 2019 and consisted of base management fees of $332 (less a fee waiver of $135), professional fees of $264 and other general and administrative expenses of $198. Total operating expenses were $640 for the three months ended March 31, 2018 and consisted of base management fees of $295 (less a fee waiver of $102), professional fees of $258 and other general and administrative expenses of $189. We did not incur any incentive fees for the three months ended March 31, 2019 or 2018. The decrease in operating expenses was primarily driven by our decrease in professional fees in relation to legal expenses that were incurred in the prior period. No such expenses were incurred during the current quarter. Our operating expenses were 1.66% and 1.65% of our average net assets for the three months ended March 31, 2019 and 2018, respectively. As we continue to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $135 and $102 for the three months ended March 31, 2019 and 2018, respectively, all of which were waived by the Advisor.

Date acquired
Impact in 2019
March 28, 2019	$26,700
December 27, 2018	$28,000

Impact in 2018
March 29, 2018	$22,000
December 28, 2017	$19,500

Net Investment Income

Our net investment income totaled $366 and $326, respectively ($0.09 and $0.08 per weighted average shares outstanding), for the three months ended March 31, 2019 and 2018.

Net Realized Gain on Investments

For the three months ended March 31, 2019 and 2018 we had net realized gain of $5 and $39, respectively, resulting from the sale of investments in our portfolio.

Net Change in Unrealized (Depreciation) Appreciation on Investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2019 and 2018, we had net unrealized (depreciation) appreciation on our portfolio of ($10) and $50, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $361 and $415, ($0.09 and $0.10 per weighted average shares outstanding), respectively.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of approximately $815. We raise capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. The last capital raised was as of December 31, 2015. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We anticipate additional principal repayments from certain of our investments in the near term. Prior to deploying the capital we raise in our private offering of shares, we intend to invest in cash equivalents, U.S. government securities, repurchase agreements and high quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC. The decrease in cash of $335 during the three months ended March 31, 2019 was primarily driven by our additional investments in Lone Star Brewery Development, Inc, partly offset by the paydown in Medi-fare Drug & Pharmaceutical Compounding, LLC.

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

Refer to “Part I. Financial Information, Item 1. Financial Statements – Note F – Significant Subsidiaries” for disclosure regarding the Guaranty we entered into, whereby we agreed to guarantee the performance of Lone Star under its loan agreement with BI 28, LLC.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of March 31, 2019, 3.82% of our portfolio, excluding our US Government Securities, paid variable rates of interest. An increase in interest rates for any variable rate investments that we hold could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Advisor is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Advisor.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: May 15, 2019	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)