Form 10-Q
period 2019-06-30
Parkview Capital Credit, Inc.
filed 2019-08-14
CIK 1626899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number: 000-55411

Parkview Capital Credit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2441958
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Park Towers Uptown 1233 West Loop South, Suite 1170 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

(832) 402-1050

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 4,000,010 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2019.

PARKVIEW CAPITAL CREDIT, INC. FORM 10-Q

QUARTER ENDED

June 30, 2019

i

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share information)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled unaffiliated investments (amortized cost $46,369 and $48,738, respectively)	$40,097	$45,474
Controlled investments (amortized cost $14,720 and $14,458, respectively)	13,640	15,246
Affiliated investments (amortized cost $2,427 and $2,427, respectively)	2,597	2,136
Total investments, at fair value (amortized cost $63,516 and $65,623, respectively)	56,334	62,856
Cash and cash equivalents	801	1,150
Accounts receivable	6	5
Interest receivable, net	496	1,714
Dividend receivable	2,549	1,797
Prepaid expenses and other assets	261	158
Total assets	$60,447	$67,680

Liabilities and stockholders’ equity

Liabilities
Payable for investments purchased	$25,999	$27,992
Accounts payable and accrued expenses	387	31
Amount due to advisor	26	4
Loan origination fees, net	55	79
Management fees payable	176	84
Total liabilities	26,643	28,190

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 4,000,010 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	40	40
Additional paid-in capital	39,910	39,910
Accumulated undistributed net realized (loss) gain on investments	(91)	64
Accumulated undistributed net investment income	1,128	2,243
Net unrealized depreciation on investments	(7,183)	(2,767)
Total stockholders’ equity	33,804	39,490
Total liabilities and stockholders’ equity	$60,447	$67,680

Net asset value per share	$8.45	$9.87

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Investment income
From non-controlled unaffiliated investments:
Net interest income	$396	$452	$841	$955
Paid-in-kind interest	27	40	82	94
Dividend income	1	-	4	9
From controlled investments:
Net interest income	118	107	235	202
Paid-in-kind interest	36	38	72	76
Dividend income	281	233	547	412
From affiliated investments:
Dividend income	103	96	205	184
Total investment income	962	966	1,986	1,932
Operating expenses
Management fees	318	321	650	616
Professional fees	207	187	471	445
General and administrative expenses	216	200	414	389
Total expenses before expense waiver	741	708	1,535	1,450
Waiver of management fees	(131)	(122)	(266)	(224)
Total operating expenses	610	586	1,269	1,226
Other income (loss)
Writedown of investment income	(1,832)	-	(1,832)	-
Net investment (loss) income	(1,480)	380	(1,115)	706

Realized and unrealized income (loss)
Net realized (loss) gain on investments	(160)	7	(155)	46
Net change in unrealized (depreciation) appreciation on non-controlled unaffiliated investments	(2,972)	218	(3,008)	106
Net change in unrealized (depreciation) appreciation on controlled investments	(1,895)	750	(1,869)	918
Net change in unrealized appreciation (depreciation) on affiliated investments	461	(122)	461	(128)
Net change in unrealized (depreciation) appreciation on investments	(4,406)	846	(4,416)	896
Total net realized and unrealized (loss) gain on investments	(4,566)	853	(4,571)	942
Net (decrease) increase in net assets resulting from operations	$(6,046)	$1,233	$(5,686)	$1,648

Per share information - basic and diluted
Weighted average - net (decrease) increase in net assets resulting from operations	$(1.51)	$0.31	$(1.42)	$0.41
Weighted average - net investment (loss) income per common share	$(0.37)	$0.10	$(0.28)	$0.18
Weighted average shares outstanding	4,000,010	4,000,010	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018

(Decrease) Increase from operations
Net investment (loss) income	$(1,115)	$706
Net realized (loss) gain on investments	(155)	46
Net change in unrealized (depreciation) appreciation on investments	(4,416)	896
Net (decrease) increase in net assets resulting from operations	(5,686)	1,648
Total (decrease) increase in net assets	(5,686)	1,648
Net assets at beginning of period	39,490	38,593
Net assets at end of period	$33,804	$40,241

Net asset value per common share	$8.45	$10.06
Common shares outstanding, end of period	4,000,010	4,000,010

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(5,686)	$1,648
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities
Purchases of investments	(53,366)	(54,854)
Paid-in-kind interest	(154)	(170)
Paydowns of investments	485	1,834
Sales of investments	55,002	45,441
Loan origination fee amortization	(24)	(35)
Net unrealized depreciation (appreciation) on investments	4,416	(896)
Net amortization of premiums on investments	(15)	(30)
Realized loss (gain) on sold/repaid investments	155	(45)
(Increase) decrease in operating assets:
Accounts receivable	(1)	(7)
Interest receivable	1,218	(691)
Dividend receivable	(752)	(562)
Prepaid expenses and other assets	(103)	(50)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(1,993)	7,491
Accounts payable and accrued expenses	355	(19)
Due to advisor	22	1
Management fees payable	92	2
Net cash used in operating activities	(349)	(942)

Total decrease in cash	(349)	(942)
Cash and cash equivalents at beginning of period	1,150	2,105
Cash and cash equivalents at end of period	$801	$1,163

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(Unaudited)

(in thousands, except share information)

June 30, 2019

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acqusition Date	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC (g)	Media	N/A	12%, 2% PIK	5/5/2016	5/5/2020	$3,977	$3,952	$2,346	6.9%
Ebony Media Holdings, LLC (g)	Media	N/A	12%, 2% PIK	11/11/2016	5/5/2020	1,889	1,889	1,114	3.3%
Ebony Media Holdings, LLC (g)	Media	N/A	(f)	2/17/2017	5/5/2020	2,176	2,176	1,284	3.8%
Ebony Media Holdings, LLC (g)	Media	P + 4.00%	8.25%	11/2/2017	5/5/2020	1,185	1,185	699	2.1%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	(i)	3,200	3,200	3,200	9.5%
Total Senior Secured Loans - First Lien							12,402	8,643	25.6%

Senior Secured Loans - Second Lien
Action Resources (g)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022	905	905	891	2.6%
Action Resources (g)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021	2,714	2,714	2,280	6.7%
Action Resources (g)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021	2,171	2,171	304	.9%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021	5,259	5,259	5,180	15.3%
Total Senior Secured Loans - Second Lien							11,049	8,655	25.5%

Portfolio Company (a)(b)	Industry	Dividend Rate		Acquisition Date	Number of Shares		Amortized Cost	Fair Value (d)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%		12/4/2015	2,426,085		2,426	2,596	7.7%
Langham Creek LLC; Common Units	Real Estate	N/A		12/4/2015	1,000		1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A		5/5/2016	50,000		119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A		5/25/2016	5		59	23	0.1%
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	Healthcare	N/A		10/30/2018	100		381	446	1.3%
Transportation Demand Management; Warrants	Charter Bus Industry	N/A		11/21/2016	34,000		-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A		10/31/2017	(h)		-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%		6/28/2017	3,207		9,080	9,971	29.5%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A		6/28/2017	1,000		2,000	-	.0%
Total Equity Investments							14,066	13,037	38.6%

Portfolio Company (a)(b)	Yield to Maturity		Acquisition Date	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (e)	1.860%		6/28/2019	7/2/2019	26,000,000	25,999	25,999	25,999	76.9%
Total U.S Government Securities							25,999	25,999	76.9%

Total Investments							$63,516	$56,334	166.6%
Liabilities in excess of other assets								(22,530)	-66.6%
Net assets								$33,804	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, non-qualifying assets totaled 20.99% of the Company’s total assets.

(b)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. The Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2019, the Company is an “affiliated person” of Langham Creek LLC by virtue of its ownership of voting securities of Langham Creek LLC.

As of June 30, 2019, the Company is deemed to be an “affiliated person” of and deemed to “control” Lone Star Brewery Development, Inc. and Medi-fare Drug & Pharmaceutical Compounding, LLC. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control as of June 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Purchases	Sales and Repayments	PIK Interest	Accretion of Discount	Net realized gain (loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income	Fee Income	Dividend Income

Controlled Investment
Lone Star Brewery, Inc.; Preferred Units	$9,541	$674	$-	$-	$-	$-	$(244)	$9,971	$-	$-	$547
Lone Star Brewery, Inc.; Common Units	1,942	-	-	-	-	-	(1,942)	-	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC	3,612	-	(485)	73	-	-	-	3,200	181	54	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	143	-	-	-	-		303	446	-	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	8	-	-	-	-	-	15	23	-	-	-
	$15,246	$674	$(485)	$73	$-	$-	$(1,868)	$13,640	$181	$54	$547
Affiliated Investment
Langham Creek LLC; Preferred Units	$2,135	$-	$-	$-	$-	$-	$461	$2,596	$-	$-	$205
Langham Creek LLC; Common Units	1	-	-	-	-	-	-	1	-	-	-
	$2,136	$-	$-	$-	$-	$-	$461	$2,597	$-	$-	$205

(c)

Certain investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the U.S. Prime Rate (“P”) which generally reset monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR interest rate floor.

3M USD LIBOR – The 3 month USD LIBOR rate as of June 30, 2019 is 2.60%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Position or portion thereof unsettled as of June 30, 2019.

(f)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On July 27, 2017, the note was increased by $650 upon which interest accrues at 15% per annum. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(g)	Asset is on non-accrual status.

(h)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(i)	On October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. As of June 30, 2019, Medi-fare Drug & Pharmaceutical Compounding, LLC is continuing to make interest payments, including default interest, even though the maturity date of the first lien senior secured loan was May 25, 2018.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

CONDENSED SCHEDULE OF INVESTMENTS

(in thousands, except share information)

December 31, 2018

Portfolio Company (a)(b)	Industry	Spread Above Index (c)	Interest Rate	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
Senior Secured Loans - First Lien
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	5/5/2016	5/5/2020	$3,957	$3,917	$3,878	9.8%
Ebony Media Holdings, LLC	Media	N/A	12%, 2% PIK	11/11/2016	5/5/2020	1,880	1,880	1,842	4.7%
Ebony Media Holdings, LLC	Media	N/A	(g)	2/17/2017	5/5/2020	2,176	2,176	1,850	4.7%
Ebony Media Holdings, LLC	Media	P + 4.00%	8.25%	11/2/2017	5/5/2020	1,161	1,161	1,161	2.9%
Medi-fare Drug & Pharmaceutical Compounding, LLC	Healthcare	N/A	10%, 4% PIK	5/25/2016	(j)	3,612	3,612	3,612	9.1%
Total Senior Secured Loans - First Lien							12,746	12,343	31.2%

Senior Secured Loans - Second Lien
Action Resources (h)	Specialized Freight Trucking	3M USD LIBOR + 10.00% PIK	11.00% PIK	9/8/2015	4/29/2022	905	905	891	2.3%
Action Resources (h)	Specialized Freight Trucking	8.00% PIK	8.00% PIK	9/8/2015	8/31/2021	2,714	2,714	2,226	5.6%
Action Resources (h)	Specialized Freight Trucking	9.00% PIK	9.00% PIK	9/8/2015	8/31/2021	2,171	2,171	195	.5%
Transportation Demand Management, LLC	Charter Bus Industry	N/A	12%, 2% PIK	11/21/2016	10/1/2021	5,206	5,206	5,128	13.0%
Anchor Glass Container Corporation ( e)	Manufacturing	1M USD LIBOR + 7.75%	8.75%	12/7/2016	12/7/2024	500	497	311	.8%
Total Senior Secured Loans - Second Lien							11,493	8,751	22.2%

Portfolio Company (a)(b)	Industry	Dividend Rate		Acquisition Date	Number of Shares/ Interests		Amortized Cost	Fair Value (d)	% of Net Assets
Equity Investments
Langham Creek LLC; Preferred Units	Real Estate	14.00%		12/4/2015	2,426,085		2,426	2,135	5.4%
Langham Creek LLC; Common Units	Real Estate	N/A		12/4/2015	1,000		1	1	-
Ebony Media Holdings, LLC; Warrants	Media	N/A		5/5/2016	50,000		119	-	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Warrants	Healthcare	N/A		5/25/2016	5		59	8	-
Medi-fare Drug & Pharmaceutical Compounding, LLC; Membership Interests	Healthcare	N/A		10/30/2018	100		381	143	-
Transportation Demand Management; Warrants	Charter Bus Industry	N/A		11/21/2016	34,000		-	-	-
Action Resources; Common Units (h)	Specialized Freight Trucking	N/A		10/31/2017	(i)		-	-	-
Lone Star Brewery Development, Inc.; Preferred Units	Real Estate	12.00%		6/28/2017	2,996		8,406	9,541	24.2%
Lone Star Brewery Development, Inc.; Common Units	Real Estate	N/A		6/28/2017	1,000		2,000	1,942	4.9%
Total Equity Investments							13,392	13,770	34.5%

Portfolio Company (a)(b)	Yield to Maturity		Acquisition Date	Maturity Date	Number of Shares	Principal	Amortized Cost	Fair Value (d)	% of Net Assets
U.S Government Securities
U.S. Treasury Bill (f)	2.129%		12/27/2018	1/2/2019	28,000,000	27,992	27,992	27,992	70.9%
Total U.S Government Securities							27,992	27,992	70.9%

Total Investments							$65,623	$62,856	158.8%
Liabilities in excess of other assets								(23,366)	-58.8%
Net assets								$39,490	100.0%

(a)	With the exception of the Company’s investments in Langham Creek LLC and Lone Star Brewery Development, Inc., all of the Company’s investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 20.0% of the Company’s total assets.

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

1M USD LIBOR – The 1 month USD LIBOR rate as of December 31, 2018 is 2.51%.

3M USD LIBOR – The 3 month USD LIBOR rate as of December 31, 2018 is 2.79%.

(d)	The fair value of the Company’s investments was determined in good faith by or under the guidance of the Company’s board of directors (the “Board”) pursuant to the Company’s valuation policies.

(e)	Investment is not self-originated.

(f)	Position or portion thereof unsettled as of December 31, 2018.

(g)	There is a 3% of principal fee for the short-term Ebony Media principal loan. On July 27, 2017, the note was increased by $650 upon which interest accrues at 15% per annum. On September 29, 2017, the note was increased by $425 upon which interest accrues at 15% per annum.

(h)	Asset is on non-accrual status.

(i)	The Company owns 2.82% of Bedrock Holdings Group LLC, which is the holding company of Action Resources.

(j)	On October 30, 2018, the Company provided notice to Medi-fare’s owners and management of the exercise of its rights under the Loan Agreement and the Pledge Agreement, and transferred 100% of Medi-fare’s outstanding membership units to the Company. As a result of this exercise, the Company became a 100% equity owner of Medi-fare. As of December 31, 2018, Medi-fare Drug & Pharmaceutical Compounding, LLC is continuing to make interest payments, including default interest, even though the maturity date of the first lien senior secured loan was May 25, 2018.

See Notes to Unaudited Condensed Financial Statements.

PARKVIEW CAPITAL CREDIT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share information)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Parkview Capital Credit, Inc. (the “Company”) was legally formed on November 25, 2014 (“Inception”) as a Maryland corporation and commenced its principal operations on April 24, 2015, commensurate with the raising of $20,000 through the sale of 2,000,000 shares of its common stock. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended June 30, 2017.

The Company is an investment company that follows the specialized accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services - Investment Companies.”

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying unaudited financial statements of the Company and related financial information as of and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the requirements for reporting in Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

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

The Company has loans and preferred securities in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the loan or preferred equity principal on the respective capitalization dates, and is generally due at maturity. For the three and six months ended June 30, 2019, the Company recognized PIK income of $63 and $154, respectively. For the three and six months ended June 30, 2018, the Company recognized PIK income of $78 and $170, respectively.

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

Earnings per Share: Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no other dilutive shares or instruments to consider as of June 30, 2019 and 2018.

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

Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which addresses changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty that should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

In order to meet the diversification tests required to qualify as a RIC, the Company acquires short-term U.S. Treasury Bills. The following purchases of short-term U.S. Treasury bills had the effect of increasing management fees payable to the Advisor, all of which were waived by the Advisor:

Date acquired
Impact in 2019
June 28, 2019	$25,999
March 28, 2019	$26,669
December 27, 2018	$27,992

Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,499

For the three and six months ended June 30, 2019, the Company incurred management fees of $318 and $650, gross of the fee waiver of $131 and $266, respectively. For the three and six months ended June 30, 2018, the Company incurred management fees of $321 and $616, respectively, gross of the fee waiver of $122 and $224, respectively.

The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

The incentive fee on income is calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a “catch up” feature. For the three and six months ended June 30, 2019 and 2018, the Company did not incur any incentive fees on income.

The incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2019 and 2018, the Company did not accrue any incentive fees on capital gains.

During the three months ended June 30, 2019 and 2018, the Company reimbursed the Advisor $28 and $47, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. During the six months ended June 30, 2019 and 2018, the Company reimbursed the Advisor $45 and $84, respectively, for amounts owed by the Company to third party providers of services paid by the Advisor on the Company’s behalf and reimbursements for Company-related travel. There were $26 and $4 accrued to the Advisor as of June 30, 2019 and December 31, 2018, respectively.

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

NOTE D – INVESTMENT PORTFOLIO

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Charter Bus Industry	$5,180	9%	$5,128	8%
Healthcare	3,669	7%	3,763	6%
Manufacturing	-	0%	311	1%
Media	5,443	10%	8,731	14%
Real Estate	12,568	22%	13,619	22%
Specialized Freight Trucking	3,475	6%	3,312	5%
U.S. Government Securities	25,999	46%	27,992	44%
	$56,334	100%	$62,856	100%

The following table summarizes the amortized cost and fair value of the investment portfolio as of June 30, 2019 and December 31, 2018:

June 30, 2019	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,402	20%	$8,643	15%
Senior Secured Loans - Second Lien	11,049	17%	8,655	16%
Equity Investments	14,066	22%	13,037	23%
U.S. Government Securities	25,999	41%	25,999	46%
Total	$63,516	100%	$56,334	100%

December 31, 2018	Amortized Cost(a)	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$12,746	19%	$12,343	20%
Senior Secured Loans - Second Lien	11,493	18%	8,751	14%
Equity Investments	13,392	20%	13,770	22%
U.S. Government Securities	27,992	43%	27,992	44%
Total	$65,623	100%	$62,856	100%

(a)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

NOTE E – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

The following table presents the fair value measurements of the investment portfolio, by major class according to the fair value hierarchy, as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$-	$-	$8,643	$8,643
Senior Secured Loans - Second Lien	-	-	8,655	8,655
Equity Investments	-	-	13,037	13,037
U.S. Government Securities	25,999	-	-	25,999
	$25,999	$-	$30,335	$56,334

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2019:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,343	$8,751	$13,770	$34,864
Purchases	24	-	674	698
Net realized loss	-	(162)	-	(162)
Amortization of premium	14	1	-	15
Paid-in-kind interest	102	52	-	154
Sales	-	(333)	-	(333)
Paydowns	(485)	-	-	(485)
Net change in unrealized appreciation (depreciation)	(3,355)	346	(1,407)	(4,416)
Fair value end of period	$8,643	$8,655	$13,037	$30,335

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,758)	$(2,394)	$(1,030)	$(7,182)

During the six months ended June 30, 2019, the Company did not have any transfers between levels.

The following provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2018:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Equity Investments	Total
Fair value beginning of period	$12,532	$14,503	$8,313	$35,348
Purchases	1,437	-	4,423	5,860
Net realized gain	-	39	-	39
Amortization of premium	29	1	-	30
Paid-in-kind interest	118	52	-	170
Sales	-	(3,935)	-	(3,935)
Paydowns	(1,834)	-	-	(1,834)
Net change in unrealized appreciation	15	100	781	896
Fair value end of period	$12,297	$10,760	$13,517	$36,574

The amount of total gains or losses for period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$15	$181	$781	$977

During the six months ended June 30, 2018, the Company did not have any transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of June 30, 2019:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$8,643	Market comparables	Market yield (%)	55.2% - 100.0%	74.2%
			EBITDA Multiples (x)	3.3x - 4.3x	3.9	x

Senior Secured Loans - Second Lien	$8,655	Market comparables	Market yield (%)	0.0% - 99.9%	92.0%
			EBITDA Multiples (x)	0.55x - 11.50x	6.8	x
Equity Investments	$13,037	Market comparables	EBITDA Multiples (x)	3.3x - 4.3x	3.8	x
			Book Value Multiples (x)	1.00x - 1.20x	1.10	x

The following table presents the quantitative information about Level 3 fair value measurements of the investment portfolio, as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable input	Range	Weighted Average
Senior Secured Loans - First Lien	$12,343	Market comparables	Market yield (%)	84.5% - 100.6%	95.8%
			EBITDA Multiples (x)	2.8x - 4.3x	3.2	x

Senior Secured Loans - Second Lien	$311	Market quotes	Indicative Dealer Quotes	60.5% - 64.0%	62.3%
Senior Secured Loans - Second Lien	$8,440	Market comparables	Market yield (%)	0.0% - 99.9%	92.5%
			EBITDA Multiples (x)	0.60x - 9.50x	5.7	x
Equity Investments	$13,770	Market comparables	EBITDA Multiples (x)	3.3x - 4.3x	3.8	x
			Book Value Multiples (x)	.90x - 1.10x	1.10	x

NOTE F – SIGNIFICANT SUBSIDIARIES

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any of the Company’s controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. After performing this analysis, the Company determined that as of June 30, 2019, one of its portfolio companies, Lone Star Brewery Development, Inc. (“Lone Star”), is a significant subsidiary. Accordingly, financial information for the three and six months ended June 30, 2019 and 2018, and information as of June 30, 2019 and December 31, 2018 has been included below.

	June 30, 2019	December 31, 2018

Balance Sheet
Current assets	$-	$151
Noncurrent assets	$15,726	$15,726
Current liabilities	$18,410	$16,919
Noncurrent liabilities	$8,713	$8,626
Total deficit	$(11,397)	$(9,668)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Expenses	$948	$804	$1,856	$2,282
Other	$-	$-	$-	$(3)
Net loss	$(948)	$(804)	$(1,856)	$(2,285)

On February 16, 2018, Lone Star entered into a loan agreement (the “Loan Agreement”) with BI 28 LLC (the “Lender”), a subsidiary of BridgeInvest. In connection with the Loan Agreement, the Lender required that the Company guarantee the performance of Lone Star under the terms of the Loan Agreement. On February 8, 2018, the Board authorized the Company to enter into a Guaranty, whereby the Company agreed to guarantee to the Lender the performance of Lone Star under the Loan Agreement. The loan has an 18-month term, which term can be extended by two additional six month periods. Assuming the loan has a duration of two years, the Company’s aggregate obligation as a result of its 100% ownership of Lone Star would be $14,300, which includes interest payments and repayment of principal. If Lone Star defaults under the Loan Agreement, the Lender could avoid judicial procedures and declare all amounts outstanding under the Guaranty immediately due and payable, and require us to fulfill our obligations to make such payments. On August 1, 2019, Lone Star exercised its right to extend the Loan Agreement by an additional six months. As a result, the loan with the Lender is payable in full on or before February 8, 2020 unless further extended by an additional six months. Lone Star paid $110 in connection with such extension.

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

Under the forbearance letter agreement, Princeton agreed to forbear from exercising and enforcing certain rights and remedies which it is entitled to and to accept a payoff equal to $7,500 plus 25% of the net sales proceeds/value of Lone Star if paid by December 31, 2018 or $8,000 plus 25% of the net sales proceeds/value of Lone Star if paid on or after January 1, 2019. As of June 30, 2019, no transaction has taken place that would result in the payoff of Lone Star’s loan with Princeton.

The Company is actively pursuing several strategic transactions related to Lone Star, including a sale of all or part of Lone Star, and a refinancing of the Loan Agreement to provide the Company with additional liquidity. BI 28 LLC has agreed to modify the timing of the payment of interest under its Loan Agreement through October 2019.

NOTE G – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018
Per share data
Net asset value, beginning of period	$9.87	$9.65
Results of operations (a)
Net investment (loss) income	(0.28)	0.18
Net realized (loss) gain on investments	(0.04)	0.01
Net change in unrealized (depreciation) appreciation on investments	(1.10)	0.22
Net (decrease) increase in net assets resulting from operations	(1.42)	0.41
Total (decrease) increase in net assets	(1.42)	0.41
Net asset value, end of period	$8.45	$10.06

Shares outstanding at end of period	4,000,010	4,000,010
Total return (b)	-15.51%	4.18%
Average net assets during period	36,647	39,417

Ratio/Supplemental data (c)
Net assets, end of period	33,804	40,241
Ratio of operating expenses to average net assets (d)	3.46%	3.11%
Ratio of net investment income to average net assets	-3.04%	1.79%
Portfolio turnover	1.29%	16.49%

(a)	Per share data was derived by using the weighted average shares outstanding during the applicable period.

(b)	The total return for the six months ended June 30, 2019 and 2018 was calculated by taking the (decrease) increase in net assets resulting from operations of the Company for the period divided by the average net assets during the period.

(c)	The financial information has not been annualized in computing ratios and may not be indicative of full year results.

(d)	The effect of the management fee waiver discussed in Note C is 0.73% and 0.57% for the six months ended June 30, 2019 and 2018, respectively.

NOTE H – SUBSEQUENT EVENTS

On August 1, 2019, Lone Star exercised its right to extend the Loan Agreement by an additional six months. As a result, the loan with the lender is payable in full on or before February 8, 2020 unless further extended by an additional six months. Lone Star paid $110 in connection with such extension. The company has entered into a non-binding agreement with a third-party developer to acquire a majority interest in Lone Star and develop the property held by Lone Star.

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

Although we believe that the assumptions on which these forward looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward looking statements, or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), which preclude civil liability for certain forward looking statements are not applicable to us since we are a BDC under the 1940 Act. As used herein, the terms “we,” “our” and “us” refer to Parkview Capital Credit, Inc.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $30,335 (excluding $25,999 held in U.S. Treasury Bills) and $36,574 (excluding $26,993 held in U.S. Treasury Bills) in 6 and 8 portfolio companies as of June 30, 2019 and 2018, respectively. Our investment activity (including U.S. Treasury Bills) for the six months ended June 30, 2019 and 2018 is as follows (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2019	2018
Amortized cost of investments, beginning	$65,623	$56,944
Cost of investments purchased	53,366	54,854
Paid-in-kind interest	154	170
Proceeds from sales and repayments of investments	(55,487)	(47,275)
Net amortization of premium on investments	15	30
Realized (loss) gain on sold/repaid investments	(155)	45
Amortized cost of investments, ending	$63,516	$64,768

Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a summary of the composition of our portfolio at amortized cost and fair value as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and 2018, the investments in our portfolio were purchased at a weighted average price of 100.00% and 99.96% of par value, respectively. The weighted average yields, based on the amortized cost and fair value of our portfolio as of June 30, 2019, were 9.9% and 10.2%, respectively, and as of June 30, 2018, were 11.2%, and 11.4%, respectively.

Our investment in Action Resources is on non-accrual. Action Resources represents approximately 6.2% and 6.7% of our portfolio at fair value as of June 30, 2019 and 2018, respectively. Our investment in Ebony Media Holdings, LLC (“Ebony”) was placed on non-accrual during the quarter ended June 30, 2019 and we have written off our Ebony interest receivable balance of $1,832 as of June 30, 2019. Ebony represents approximately 9.7% and 13.4% of our portfolio at fair value as of June 30, 2019 and 2018, respectively.

Direct Origination

We intend to leverage our Advisor’s industry relationships to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions. There were no direct originations entered into during the six months ended June 30, 2019 and the year ended December 31, 2018.

The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	June 30, 2019		December 31, 2018
Number of Portfolio Companies	6		6
Average Annual EBITDA of Portfolio Companies	$6,200		$6,900
Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities (1)	7.4	x	6.5	x
Gross Portfolio Yield (based on amortized cost) of Funded Direct Originations	12.0%		11.8%

(1)	Average Leverage Through Tranche of Portfolio Companies - Excluding Equity/Other and Collateralized Securities is 2.98x and 3.10x as of June 30, 2019 and December 31, 2018, respectively, excluding the securities that are currently on non-accrual.

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

	June 30, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$30,335	54%	$34,553	55%
Broadly Syndicated	-	0%	311	0%
U.S. Government Securities	25,999	46%	27,992	45%
	$56,334	100%	$62,856	100%

Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note D – Investment Portfolio” of this quarterly report on Form 10-Q for a description of investments by industry classification and the percentage, by fair value, of the total portfolio assets in such industries.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$-	-	$-	-
2	28,596	51%	47,050	75%
3	18,820	33%	12,494	20%
4	-	-	-	-
5	8,918	16%	3,312	5%
Total	$56,334	100%	$62,856	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Recent Accounting Pronouncements

Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Investment Income

For the three months ended June 30, 2019 and 2018, total investment income totaled $962 and $966, respectively, of which $439 and $477, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $385 and $329, respectively, was attributable to dividend income earned, and $8 and $17, respectively, was attributable to amortization of loan origination fees received. For the three months ended June 30, 2019, $67 of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan and Transportation Demand Management, LLC second lien senior secured loan that are in default. For the three months ended June 30, 2018, $65 of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan.

For the three months ended June 30, 2019 and 2018, $63 and $78, respectively, of our total investment income constituted PIK interest. As of June 30, 2019, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the three months ended June 30, 2019 and 2018. Ebony was placed on non-accrual during the quarter ended June 30, 2019 and accordingly, our investment income does not include any PIK interest related to Ebony for the three months ended June 30, 2019. The decrease in investment income was primarily due to Ebony being placed on non-accrual during the quarter ended June 30, 2019.

Operating Expenses

Total operating expenses were $610 for the three months ended June 30, 2019 and consisted of base management fees of $318 (less a fee waiver of $131), professional fees of $207 and other general and administrative expenses of $216. Total operating expenses were $586 for the three months ended June 30, 2018 and consisted of base management fees of $321 (less a fee waiver of $122), professional fees of $187 and other general and administrative expenses of $200. We did not incur any incentive fees for the three months ended June 30, 2019 or 2018. Our operating expenses were 1.66% and 1.49% of our average net assets for the three months ended June 30, 2019 and 2018, respectively. If we are able to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $131 and $122 for the three months ended June 30, 2019 and 2018, respectively, all of which were waived by the Advisor.

Date acquired
Impact in 2019
June 28, 2019	$25,999
March 28, 2019	$26,669

Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000

Net Investment (Loss) Income

Our net investment (loss) income totaled ($1,480) and $380, respectively (($0.37) and $0.10 per weighted average shares outstanding), for the three months ended June 30, 2019 and 2018. The decrease in net investment income was primarily due to a writedown of investment income on our Ebony Media Holdings, LLC investment of $1,832 during the three months ended June 30, 2019.

Net Realized (Loss) Gain on Investments

For the three months ended June 30, 2019 and 2018 we had net realized (loss) gain of ($160) and $7, respectively, resulting from the sale of investments in our portfolio.

Net Change in Unrealized (Depreciation) Appreciation on Investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended June 30, 2019 and 2018, we had net unrealized (depreciation) appreciation on our portfolio of ($4,406) and $846, respectively.  The increase in unrealized depreciation on our portfolio was primarily the result of the decrease in fair value of our senior secured first lien loans to Ebony and our ownership of the common units of Lone Star Brewery Development, Inc. The decrease in fair value of our Ebony investments was due to Ebony’s financial outlook over the next twelve months, including lower projected revenue and EBITDA due to expected underperformance. The Company has entered into a non-binding agreement with a third-party developer to acquire a majority interest in Lone Star and develop the property held by Lone Star. There is no guarantee that the agreement with the third party developer will be executed as currently contemplated, or at all.

Changes in Net Assets from Operations

For the three months ended June 30, 2019 and 2018, we recorded a net (decrease) increase in net assets resulting from operations of ($6,046) and $1,233, (($1.51) and $0.31 per weighted average shares outstanding), respectively.

Six Months Ended June 30, 2019 and 2018

Investment Income

For the six months ended June 30, 2019 and 2018, total investment income totaled $1,986 and $1,932, respectively, of which $928 and $1,057, respectively, was attributable to portfolio interest (excluding PIK interest) earned on our first and second lien senior secured loans, $756 and $605, respectively, was attributable to dividend income earned, and $15 and $35, respectively, was attributable to amortization of loan origination fees received. For the six months ended June 30, 2019 $133 of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan and Transportation Demand Management, LLC second lien senior secured loan that are in default. For the six months ended June 30, 2018 $65 of our interest income was attributable to default interest received on the Medi-fare Drug & Pharmaceutical Compounding LLC first lien senior secured loan.

For the six months ended June 30, 2019 and 2018, $154 and $170, respectively, of our total investment income constituted PIK interest. As of June 30, 2019, four of our portfolio companies paid all or a portion of their interest payments in the form of PIK interest, including our position in Action Resources, which was restructured so that the entire position is payable in PIK interest. Action Resources was placed on non-accrual during the quarter ended June 30, 2017 and accordingly, our investment income does not include any PIK interest related to Action Resources for the six months ended June 30, 2019 and 2018. Ebony was placed on non-accrual during the quarter ended June 30, 2019 and accordingly, our investment income does not include any PIK interest related to Ebony for the three months ended June 30, 2019. The decrease in investment income was primarily due to Ebony being placed on non-accrual during the quarter ended June 30, 2019.

Operating Expenses

Total operating expenses were $1,269 for the six months ended June 30, 2019 and consisted of base management fees of $650 (less a fee waiver of $266), professional fees of $471 and other general and administrative expenses of $414. Total operating expenses were $1,226 for the six months ended June 30, 2018 and consisted of base management fees of $616 (less a fee waiver of $224), professional fees of $445 and other general and administrative expenses of $389. We did not incur any incentive fees for the six months ended June 30, 2019 or 2018. Our operating expenses were 3.46% and 3.11% of our average net assets for the six months ended June 30, 2019 and 2018, respectively. If we are able to execute our strategy and grow our portfolio, we expect our operating expenses as a percentage of our average net assets to decrease. Professional fees include legal, audit, compliance, valuation, technology and other professional fees incurred related to our management. Other general and administrative expenses include custody, printer fees, research, subscriptions and other costs.

In order to meet the diversification tests required to qualify as a RIC, we acquired the following in face value of short-term U.S. Treasury Bills. These transactions had the effect of increasing management fees payable to the Advisor in an amount of $266 and $224 for the six months ended June 30, 2019 and 2018, respectively, all of which were waived by the Advisor.

Date acquired
Impact in 2019
June 28, 2019	$25,999
March 28, 2019	$26,669
December 27, 2018	$27,992

Impact in 2018
June 28, 2018	$26,993
March 29, 2018	$22,000
December 28, 2017	$19,499

Net Investment (Loss) Income

Our net investment (loss) income totaled ($1,115) and $706, respectively (($0.28) and $0.18 per weighted average shares outstanding), for the six months ended June 30, 2019 and 2018. The decrease in net investment income was primarily due to a writedown of investment income on our investments in Ebony of $1,832 during the six months ended June 30, 2019.

Net Realized (Loss) Gain on Investments

For the six months ended June 30, 2019 and 2018 we had net realized (loss) gain of ($155) and $46, respectively, resulting from the sale of investments in our portfolio.

Net Change in Unrealized (Depreciation) Appreciation on Investments

Net change in unrealized (depreciation) appreciation on investments reflects the net change in the fair value of our investment portfolio. For the six months ended June 30, 2019 and 2018, we had net unrealized (depreciation) appreciation on our portfolio of ($4,416) and $896, respectively. The increase in unrealized depreciation on our portfolio was primarily the result of the decrease in fair value of our senior secured first lien loans to Ebony and our ownership of the common units of Lone Star Brewery Development, Inc. The decrease in fair value of our Ebony investments was due to Ebony’s financial outlook over the next twelve months, including lower projected revenue and EBITDA due to expected underperformance. The Company has entered into a non-binding agreement with a third-party developer to acquire a majority interest in Lone Star and develop the property held by Lone Star. There is no guarantee that the agreement with the third party developer will be executed as currently contemplated, or at all.

Changes in Net Assets from Operations

For the six months ended June 30, 2019 and 2018, we recorded a net (decrease) increase in net assets resulting from operations of ($5,686) and $1,648, (($1.42) and $0.41 per weighted average shares outstanding), respectively.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of approximately $801. We have raised capital through a private offering of our shares in order to acquire a portfolio of debt and equity investments consistent with our investment objective and strategy. We generate cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We anticipate additional principal repayments from certain of our investments in the near term. The decrease in cash of $349 during the six months ended June 30, 2019 was the result of portfolio companies in default and our additional investments in Lone Star Brewery Development, Inc, offset by the paydown in Medi-fare Drug & Pharmaceutical Compounding, LLC and the sale of Anchor Glass Container Corporation. Several of our portfolio companies are pursuing strategic transactions which are expected to provide us with additional liquidity when and if those transactions are completed. Since being placed on non-accrual, our financial statements do not include investment income from our investments in Action Resources and Ebony, which totaled $1,588 and $2,104, respectively, of which $1,832 was a writedown of our investment income from our investment in Ebony during the six months ended June 30, 2019.

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

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note B – Summary of Significant Accounting Policies” of this quarterly report on Form 10-Q for a description of the summary of significant accounting policies.

Contractual Obligations

We have entered into an agreement with our Advisor to provide us with investment advisory services. Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note C – Related Party Transactions – Advisory Agreement” for a discussion of the fees payable pursuant to the Advisory Agreement.

Refer to “Part I. Financial Information, Item 1. Unaudited Financial Statements – Note F – Significant Subsidiaries” for disclosure regarding the Guaranty we entered into, whereby we agreed to guarantee the performance of Lone Star under its loan agreement with BI 28, LLC.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, our portfolio primarily consisted of investments paying fixed rates of interest. In addition, in the future we may seek to borrow funds in order to make additional investments. If we borrow funds to make additional investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to a portion of our debt investments, especially to the extent that we hold variable rate investments. However, as of June 30, 2019, 2.82% of our portfolio, excluding our US Government Securities, paid variable rates of interest. An increase in interest rates for any variable rate investments that we hold could make it easier for us to meet or exceed our incentive fee return, as defined in our Advisory Agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Advisor with respect to our increasing pre-incentive fee net investment income.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PARKVIEW CAPITAL CREDIT, INC.

Date: August 14, 2019	/s/ KEITH W. SMITH
Keith W. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)